Form 10-Q
period 1993-11-30
MANOR CARE INC/NEW
filed 1994-01-12
CIK 354604

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 30, 1993


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to _______



                                MANOR CARE, INC.

                         COMMISSION FILE NUMBER 1-8195


Incorporated in Delaware                          E.I.#52-1200376


10750 Columbia Pike, Silver Spring, Maryland 20901

Telephone:  (301) 681-9400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No_______

62,285,442 Common Shares were outstanding as of January 12, 1994.

                         This report contains 11 pages.

                         PART I. FINANCIAL INFORMATION





                              FINANCIAL STATEMENTS

                       MANOR CARE, INC. AND SUBSIDIARIES


The consolidated balance sheet as of November 30, 1993, the consolidated statements of income for the three and six month periods ended November 30, 1993 and 1992, and the consolidated statements of cash flows for the six months ended November 30, 1993 and 1992, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 1993 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1993 annual report to shareholders, previously filed with the Commission. The results of operations for the three and six month periods ended November 30, 1993 and 1992, and cash flows for the six months ended November 30, 1993 and 1992, are not necessarily indicative of the operating results or cash flows for the full year.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                             November 30, 1993    May 31, 1993
                                             -----------------    ------------
                                                (Unaudited)          (Note)
ASSETS

Current assets
   Cash and cash equivalents                     $   70,715      $   80,844
   Receivables (net of allowances
    of $20,562 and $16,501)                          68,618          82,820
   Inventories                                       13,536          13,489
   Current deferred income tax benefit                6,381           6,381
   Prepaid expenses                                  25,978           9,374
   Other current assets                               1,557           1,351
                                                 ----------      ----------
       Total current assets                         186,785         194,259
                                                 ----------      ----------


Property and equipment, at cost
   Land                                              85,526          80,944
   Buildings and improvements                       769,917         749,261
   Capitalized leases                                18,991          18,991
   Furniture, fixtures and equipment                182,398         168,321
   Facilities in progress                            13,541          11,762
                                                 ----------      ----------
                                                  1,070,373       1,029,279
   Less accumulated depreciation                   (299,778)       (275,533)
                                                 ----------      ----------
       Net property and equipment                   770,595         753,746
                                                 ----------      ----------

Lodging franchise rights                             65,898          67,343

Other assets                                         87,994          91,158
                                                 ----------      ----------

                                                 $1,111,272      $1,106,506
                                                 ==========      ==========





NOTE: The balance sheet at May 31, 1993 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                            November 30, 1993    May 31, 1993
                                            -----------------    -------------
                                               (Unaudited)          (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current portion of long-term debt             $    5,915      $   45,338
   Accounts payable                                  41,968          44,504
   Accrued expenses                                  85,193          85,377
   Income taxes                                      13,690           5,254
                                                 ----------      ----------
       Total current liabilities                    146,766         180,473
                                                 ----------      ----------

Mortgage and other long-term debt                   120,567         124,838
                                                 ----------      ----------

Subordinated long-term debt                         157,510         255,600
                                                 ----------      ----------

Deferred Income Taxes and other                     189,489         183,601
                                                 ----------      ----------

Stockholders' Equity
   Capital stock                                      6,532           6,047
   Contributed capital                              165,197          68,471
   Retained earnings                                366,903         329,532
   Cumulative translation adjustments                   789             352
   Treasury stock, at cost                          (42,481)        (42,408)
                                                 ----------      ----------

       Total stockholders' equity                   496,940         361,994
                                                 ----------      ----------

                                                 $1,111,272      $1,106,506
                                                 ==========      ==========





NOTE: The balance sheet at May 31, 1993 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per-share data)



                                                      Three Months Ended         Six Months Ended
                                                          November 30,             November 30,
                                                    ----------------------    ----------------------
                                                       1993        1992          1993        1992
                                                    ---------   ----------    ----------  ----------
Revenues
  Healthcare, net                                   $ 224,102   $  205,952    $ 445,375   $  401,375
  Lodging                                              60,523       47,728      123,878       97,732
                                                    ---------   ----------    ---------   ----------
      Total revenues                                  284,625      253,680      569,253      499,107
                                                    ---------    ---------    ---------   ----------

Expenses
  Healthcare                                          170,036      156,127      338,177      305,109
  Lodging                                              40,788       32,620       86,487       66,981
  Depreciation & amortization                          16,229       14,861       32,430       29,609
  General corporate                                    15,989       14,080       31,544       26,946
                                                    ---------   ----------    ---------   ----------
      Total expenses                                  243,042      217,688      488,638      428,645
                                                    ---------   ----------    ---------   ----------

      Income from operations                           41,583       35,992       80,615       70,462
                                                    ---------   ----------    ---------   ----------

Other income (expenses)
  Interest income and other                               532        1,117        1,062        1,434
  Gain on sale of property                                  -            -        7,978            -
  Interest expense                                     (8,274)      (8,933)     (17,252)     (17,862)
                                                    ---------   ----------    ---------   ----------
      Total other (expenses), net                      (7,742)      (7,816)      (8,212)     (16,428)
                                                    ---------   ----------    ---------   ----------

      Income before income taxes                       33,841       28,176       72,403       54,034

Income taxes                                           13,600       10,900       32,400       20,800
                                                    ---------   ----------    ---------   ----------

Net income                                          $  20,241   $   17,276    $  40,003   $   33,234
                                                    =========   ==========    =========   ==========

Average shares outstanding                             59,602       57,409       58,578       57,389
                                                    =========   ==========    =========   ==========

Net income per share of common
 stock                                              $     .34   $      .30    $     .68   $      .58
                                                    =========   ==========    =========   ==========

Dividends per share of common
 stock                                              $    .022   $     .022    $    .044   $     .044
                                                    =========   ==========    =========   ==========

                       MANOR CARE, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                      Six Months Ended
                                                        November 30,
                                                    --------------------
                                                      1993        1992
                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 40,003    $ 33,234
Reconciliation of net income to net cash
 provided by operating activities:
  Depreciation and amortization                       32,430      29,609
  Amortization of debt discount                        1,172         487
  Provision for bad debts                              5,942       4,307
  Increase in deferred taxes                           5,823       1,935
  Gain on sale of facilities                          (7,978)          -
Changes in assets and liabilities
 (excluding sold facilities):
  Change in accounts receivable                        9,394      (9,618)
  Change in inventory and other current assets       (16,361)    (15,040)
  Change in accounts payable and accrued expenses     (2,356)     (9,557)
  Change in income taxes payable                       8,436       4,216
  Change in other liabilities                           (591)      1,877
                                                    --------    --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES       75,914      41,450
                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property and equipment               (33,641)    (47,490)
  Acquisition of operating pharmacies                 (4,846)     (3,492)
  Acquisition of operating hotels                    (16,367)     (5,409)
  Proceeds from sale of facilities                    15,630           -
  Other items, net                                     2,773       3,910
                                                    --------    --------

      NET CASH UTILIZED BY INVESTING ACTIVITIES      (36,451)    (52,481)
                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of ten year notes                 -     150,000
  Principal payments of debt                         (47,488)    (43,351)
  Proceeds from exercise of stock options                422         931
  Purchases of common stock for treasury                   -        (145)
  Dividends paid                                      (2,526)     (2,520)
                                                    --------    --------

      NET CASH UTILIZED BY FINANCING ACTIVITIES      (49,592)    104,915
                                                    --------    --------

CHANGE IN CASH AND CASH EQUIVALENTS                  (10,129)     93,884
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      80,844      83,101
                                                    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 70,715    $176,985
                                                    ========    ========

                       MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1993
                                  (unaudited)
Long-Term Debt

During the six months ended November 30, 1993, the Company repaid approximately $47 million of debt. Included in this amount was approximately $3 million due to the Company's redemption of the $99 million of 6 3/8% Convertible Subordinated Debentures due 2011 on October 25, 1993. The remaining $96 million were converted, at the election of the bondholders, into common stock at a conversion price per share of $20.31. Pursuant to these conversions, 4,743,522 shares of stock were issued.

During the six months ended November 30, 1992, the Company repaid $42 million of debt. Most of the debt repaid was bank lines of credit. On November 20, 1992 the Company issued $150 million of 9 1/2% Senior Subordinated Notes due 2002. Most of the proceeds of this offering was used to redeem in January 1993 the $125 million of 11 3/8% Senior Subordinated Notes due 1998.


Acquisitions, Divestitures and Sales of Property

In August 1992, the Company's 82% owned institutional pharmacy subsidiary, Vitalink Pharmacy Services, Inc., purchased a pharmacy located in Baltimore, Maryland, servicing 2,600 institutional beds for approximately $3.5 million.
In December 1992, Vitalink also purchased a pharmacy business in New Jersey, servicing over 9,000 institutional beds, for approximately $25 million. In August 1993, a pharmacy business in Oregon was purchased for approximately $5.0 million.

In April, 1993 two nursing facilities were sold for $5.2 million. The realized gain from this sale was immaterial. In July 1993, three nursing facilities were sold for $15.6 million with a pre-tax gain of approximately $8.0 million.

During fiscal year 1993, the Company purchased seven operating hotels containing a total of 1,306 rooms for approximately $25 million. In the first six months of fiscal 1994, five hotels were purchased containing a total of 784 rooms for approximately $16 million.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Available cash balances of $71 million and unused lines of credit of $142 million are considered adequate to ensure sufficient liquidity and capital resources for the foreseeable future. In addition, the Company has filed a shelf registration statement for the potential offer of up to $150 million in senior notes.

Results of Operations

Net income for the three months ended November 30, 1993 was $20.2 million, or $.34 per share, compared to $17.3 million, or $.30 per share, last year. Net income for the six months ended November 30, 1993 was $40.0 million, or $.68 per share, compared to $33.2 million, or $.58 per share, last year. Income from operations for the three and six month periods ended November 30, 1993 were $41.6 million and $80.6 million, respectively. This compares to income from operations in the same periods last year of $36.0 million and $70.5 million.

Gross profit for the healthcare division for the three and six month periods ended November 30, 1993 increased $4.2 and $10.9 million, respectively, when compared with the same periods last year. For the three and six months ended November 30, 1993, both healthcare revenues and operating expenses increased 9% and 11% in each period, respectively. The improvement in gross profit was primarily due to higher occupancies in the Company's nursing facilities and added capacity in Vitalink, the Company's institutional pharmacy subsidiary.

Gross profit of the lodging division for the three and six month periods ended November 30, 1993 increased $4.6 million and $6.6 million, respectively, when compared to the same periods last year. Lodging revenues increased 27% for the three and six months periods. The improved operating performance is attributable to improved conditions in the overall travel industry as well as added capacity in our hotel division.

Depreciation and amortization increased $1.4 and $2.8 million for the three and six month periods ended November 30, 1993, respectively, due to new construction and acquisitions in the past twelve months.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Continued)

General Corporate expenses for the three and six month periods ended November 30, 1993 increased $1.9 million and $4.6 million, respectively, when compared to the same periods last year. General corporate expense represented 5.5% of revenues during the six months ended November 30, 1993 as compared to 5.4% during the same period in the prior year. General corporate expense includes risk management, treasury, accounting, legal, human resources and other administrative support functions.

Interest expense decreased $.7 million and $.6 million for the three and six months ended November 30, 1993, respectively, primarily due to the early redemption and conversion of the $99 million of 6 3/8% debentures on October 25, 1993. Interest capitalized amounted to $.2 and $1.4 million in the six months ended November 30, 1993 and 1992, respectively.

                       MANOR CARE, INC. AND SUBSIDIARIES

                           PART II OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

          There were no reports filed on Form 8-K for the three months ended November 30, 1993.

                       MANOR CARE, INC. AND SUBSIDIARIES


SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MANOR CARE, INC.

      (Registrant)





Date:  January 12, 1994   By:  James A. MacCutcheon
                               Senior Vice President
                               and Chief Financial Officer




Date:  January 12, 1994   By:  James H. Rempe
                               Senior Vice President
                               General Counsel and Secretary




Date:  January 12, 1994   By:  Margarita Schoendorfer
                               Vice President and
                               Corporate Controller