Form 10-Q
period 1994-02-28
MANOR CARE INC/NEW
filed 1994-04-11
CIK 354604

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended February 28, 1994
                                          -----------------------

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period ------ to -------



                                MANOR CARE, INC.
                                ----------------

                         COMMISSION FILE NUMBER 1-8195
                         -----------------------------


Incorporated in Delaware                           E.I.#52-1200376
- ------------------------                           ---------------

10750 Columbia Pike, Silver Spring, Maryland 20901
- --------------------------------------------------

Telephone:  (301) 681-9400
- ---------



Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
    -----        ------

62,358,475 Common Shares were outstanding as of April 8, 1994.


                         This report contains 11 pages.

                         PART I. FINANCIAL INFORMATION





                              FINANCIAL STATEMENTS

                       MANOR CARE, INC. AND SUBSIDIARIES


The consolidated balance sheet as of February 28, 1994, the consolidated statements of income for the three and nine month periods ended February 28, 1994 and 1993, and the consolidated statements of cash flows for the nine months ended February 28, 1994 and 1993, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 28, 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1993 annual report to shareholders, previously filed with the Commission. The results of operations for the three and nine month periods ended February 28, 1994 and 1993, and cash flows for the nine months ended February 28, 1994 and 1993, are not necessarily indicative of the operating results or cash flows for the full year.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                    February 28, 1994         May 31, 1993
                                                                    -----------------         ------------
                                                                       (Unaudited)               (Note)

ASSETS

Current assets
         Cash and cash equivalents                                  $   56,895                $   80,844
         Receivables (net of allowances
            of $21,081 and $16,501)                                     84,889                    82,820
         Inventories                                                    13,885                    13,489
         Current deferred income tax benefit                             6,381                     6,381
         Prepaid expenses                                               16,238                     9,374
         Other assets                                                    1,592                     1,351
                                                                     ---------                 ---------
               Total current assets                                    179,880                   194,259
                                                                     ---------                 ---------

Property and equipment, at cost
         Land                                                           91,314                    80,944
         Building and improvements                                     780,479                   749,261
         Capitalized leases                                             18,991                    18,991
         Furniture, fixtures and equipment                             178,448                   168,321
         Facilities in progress                                         18,635                    11,762
                                                                     ---------                 ---------
                                                                     1,087,867                 1,029,279
         Less accumulated depreciation                                (295,552)                 (275,533)
                                                                     ---------                 ---------
               Net property and equipment                              792,315                   753,746
                                                                     ---------                 ---------

Lodging franchise rights                                                65,176                    67,343

Other assets                                                           106,305                    91,158
                                                                     ---------                 ---------

                                                                    $1,143,676                $1,106,506
                                                                     =========                 =========





         NOTE: The balance sheet at May 31, 1993 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                   February 28, 1994         May 31, 1993
                                                   -----------------         ------------
                                                      (Unaudited)               (Note)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt                   $    5,753             $   45,338
  Accounts payable                                        45,152                 44,504
  Accrued expenses                                       106,955                 85,377
  Income taxes payable                                     6,875                  5,254
                                                       ---------               --------
      Total current liabilities                          164,735                180,473
                                                       ---------               --------

Mortgage and other long-term debt                        114,824                124,838
                                                       ---------               --------

Subordinated long-term debt                              157,556                255,600
                                                       ---------               --------

Deferred Income Taxes and Other                          194,310                183,601
                                                       ---------               --------

Stockholders' Equity
  Capital stock                                            6,543                  6,047
  Contributed capital                                    167,051                 68,471
  Retained earnings                                      381,184                329,532
  Cumulative translation adjustment                            3                    352
  Treasury stock, at cost                                (42,530)               (42,408)
                                                       ---------              ---------

      Total stockholders' equity                         512,251                361,994
                                                       ---------              ---------

                                                      $1,143,676             $1,106,506
                                                       =========              =========





NOTE: The balance sheet at May 31, 1993 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per-share data)



                                                       Three Months Ended                 Nine Months Ended
                                                            February 28,                    February 28,
                                                      ---------------------             --------------------
                                                     1994             1993             1994             1993
                                                   --------         ---------        --------         --------

Revenues
  Healthcare, net                                  $231,503          $209,732        $676,878         $611,107
  Lodging                                            52,568            35,213         176,446          132,945
                                                   --------          --------        --------         --------
         Total revenues                             284,071           244,945         853,324          744,052
                                                   --------          --------        --------         --------

Expenses
  Healthcare                                        175,488           159,030         513,665          464,139
  Lodging                                            40,836            26,952         127,323           93,933
  Depreciation & amortization                        16,766            15,395          49,196           45,004
  General corporate                                  17,658            15,927          49,202           42,873
                                                   --------          --------        --------         --------
         Total expenses                             250,748           217,304         739,386          645,949
                                                   --------          --------        --------         --------

         Income from operations                      33,323            27,641         113,938           98,103
                                                   --------          --------        --------         --------

Other income (expenses)
  Interest income and other                             440             1,412           1,502            2,846
  Gain on sale of property                                -                 -           7,978                -
  Interest expense                                   (7,312)           (9,807)        (24,564)         (27,669)
                                                   --------          --------        --------         --------
         Total other (expenses), net                 (6,872)           (8,395)        (15,084)         (24,823)
                                                   --------          --------        --------         --------

Income before income taxes and
 extraordinary item                                  26,451            19,246          98,854           73,280

Income taxes                                         10,800             7,400          43,200           28,200
                                                   --------          --------        --------         --------

Income before extraordinary
 item                                                15,651            11,846          55,654           45,080

Extraordinary item (debt
 redemption, net of income
 taxes of $1,851)                                         -            (3,019)              -           (3,019)
                                                   --------          --------        --------         --------

Net income                                         $ 15,651          $  8,827        $ 55,654         $ 42,061
                                                   ========          ========        ========         ========

Average shares outstanding                           62,450            57,569          59,854           57,449
                                                   ========          ========        ========         ========

Income per share of common stock*
 Income before extraordinary item                  $    .25          $    .21        $    .93         $    .79
 Extraordinary item (debt
  redemption)                                             -              (.05)              -             (.05)
                                                   --------          --------        --------         --------

Net income per share of common
 stock                                             $    .25          $    .15*       $    .93         $    .73*
                                                   ========          ========        ========         ========


*  Does not add due to rounding.

                       MANOR CARE, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                                                               Nine Months Ended
                                                                                     February 28,              February 28,
                                                                                         1994                      1993
                                                                                     ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  55,654                 $  42,061
Reconciliation of net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                  49,196                    45,004
         Amortization of debt discount                                                     864                       644
         Provision for bad debts                                                         9,300                     6,408
         Increase in deferred taxes                                                      5,877                     2,263
         Gain on sale of facilities                                                     (7,978)                        -
Changes in assets and liabilities
         (excluding sold facilities):
         Change in accounts receivable                                                 (11,287)                   (5,637)
         Change in inventory and other current assets                                   (6,874)                   (2,345)
         Change in accounts payable and accrued expenses                                21,806                    (3,593)
         Change in income taxes payable                                                  1,621                     1,660
         Change in other liabilities                                                     2,893                     1,951
                                                                                      --------                  --------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                                   121,072                    88,416
                                                                                      --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in property and equipment                                          (58,460)                  (67,932)
         Purchase of operating pharmacies                                               (7,250)                  (29,188)
         Purchase of operating hotels                                                  (27,250)                  (12,386)
         Investment in a healthcare business                                           (10,000)                        -
         Proceeds from sale of facilities                                               15,630                         -
         Other items, net                                                               (2,775)                    5,574
                                                                                      --------                  --------

           NET CASH UTILIZED BY INVESTING ACTIVITIES                                   (90,105)                 (103,932)
                                                                                      --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of ten year notes                                            -                   150,000
         Principal payments of debt                                                    (52,899)                 (157,734)
         Proceeds from exercise of stock options                                         1,985                     1,088
         Issuance/purchase of common stock for treasury                                      -                       137
         Dividends paid                                                                 (4,002)                   (3,783)
                                                                                      --------                  --------

           NET CASH UTILIZED BY FINANCING ACTIVITIES                                   (54,916)                  (10,292)
                                                                                      --------                  --------

CHANGE IN CASH AND CASH EQUIVALENTS                                                    (23,949)                  (25,808)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        80,844                    83,101
                                                                                      --------                  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  56,895                 $  57,293
                                                                                      ========                  ========

                       MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 1994
                                  (unaudited)



Long-Term Debt
- --------------
During the nine months ended February 28, 1994, the Company repaid approximately $53 million of debt. Included in this amount was approximately $3 million related to the Company's redemption of the $99 million of 6-3/8% Convertible Subordinated Debentures due 2011 on October 25, 1993. The remaining $96 million were converted, at the election of the bondholders, into common stock at a conversion price per share of $20.31. Pursuant to these conversions, 4,743,522 shares of common stock were issued.

On November 20, 1992 the Company issued $150 million of 9-1/2% Senior Subordinated Notes due 2002. The proceeds of this offering were primarily used to redeem in January 1993 the $125 million of 11-3/8% Senior Subordinated Notes due 1998. Also during the nine months ended February 28, 1993, the Company repaid approximately $33 million of other debt.

Acquisitions, Divestitures and Sales of Property
- ------------------------------------------------
In August 1992 the Company's 82% owned institutional pharmacy subsidiary, Vitalink Pharmacy Services, Inc., purchased a pharmacy located in Baltimore, Maryland, servicing 2,600 institutional beds for approximately $3.5 million. In December 1992 Vitalink also purchased a pharmacy business in New Jersey, servicing over 9,000 institutional beds, for approximately $25 million. In August 1993 a pharmacy business in Oregon was purchased for approximately $5.0 million. In December 1993 a pharmacy business in Colorado was purchased for approximately $2.2 million.

In April 1993 two nursing facilities were sold for $5.2 million. The realized gain from this sale was immaterial. In July 1993 three nursing facilities were sold for $15.6 million with a pre-tax gain of approximately $8.0 million.

In December 1993 the Company made a $10 million investment for a minority interest in a physician practice management business.

During fiscal year 1993, the Company purchased seven operating hotels containing a total of 1,306 rooms for approximately $25 million. In the first nine months of fiscal 1994, eight operating hotels were purchased containing a total of 1,214 rooms for approximately $27 million. An additional two hotels were purchased in fiscal 1994 which are in the process of being converted to assisted living facilities.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------
Available cash balances of $57 million as of February 28, 1994 and unused lines of credit of $162 million are considered adequate to ensure sufficient liquidity and capital resources for the foreseeable future.

Results of Operations
- ---------------------
Income before extraordinary item for the three months ended February 28, 1994 was $15.7 million or $.25 per share as compared to $11.8 million or $.21 per share reported in the prior year quarter. For the nine months ended February 28, 1994, income before extraordinary item amounted to $55.7 million or $.93 per share as compared to the prior year's $45.1 million or $.79 per share. The prior year results include a one-time, extraordinary after tax charge of $3.0 million relating to the early redemption of $125 million of 11-3/8% Senior Subordinated Notes due 1998. Net income after extraordinary loss from early debt redemption for the three months and nine months ended February 28, 1993 amounted to $8.8 million or $.15 per share and $42.1 million or $.73, respectively.

Income from operations for the three and nine month periods ended February 28, 1994 was $33.3 million and $113.9 million, respectively. This compares to income from operations in the same periods last year of $27.6 million and $98.1 million, respectively.

Gross profit for the healthcare division for the three and nine months ended February 28, 1994, increased $5.3 million and $16.2 million, respectively, when compared with the same periods last year. For the three and nine months ended February 28, 1994, healthcare revenues and operating expenses rose 10% and 11%, respectively. The improvement in gross profit was primarily due to the maturing of the new facilities opened as part of the Company's internal development program as well as the expansion of value added services.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)
- ---------------------------------
Gross profit for the lodging division for the three and nine month periods ended February 28, 1994 increased $3.5 million and $10.1 million, respectively, when compared to the same periods last year. Lodging revenues increased 49% and 33% and lodging expenses increased 52% and 36% for the three and nine month periods, respectively. Significant increases in revenues and expenses are due to the recent purchases of hotels. Furthermore, operating profits have increased due to the economy's gradual recovery which has stimulated demand for the Company's economy and mid-market lodging brands.

Depreciation and amortization increased $1.4 and $4.2 million for the three and nine month periods ended February 28, 1994, respectively, due to the lodging acquisitions and increases in property and equipment resulting from additions and renovations to existing facilities during the past twelve months.

General Corporate expenses for the three and nine months ended February 28, 1994 increased $1.7 million and $6.3 million, respectively, when compared to the same periods last year. These increases were primarily due to general inflation and increased payroll and benefits costs relating to various programs.

Interest expense for the three and nine months ended February 28, 1994 decreased $2.5 million and $3.1 million, respectively, when compared to the same periods last year. The net decrease is primarily due to the early redemption and conversion of the $99 million of 6-3/8% debentures on October 25, 1993. Interest capitalized, in conjunction with construction programs, amounted to $.4 million and $2.2 million in the nine months ended February 28, 1994 and 1993, respectively.

                       MANOR CARE, INC. AND SUBSIDIARIES


                           PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         10-1 - Agreement dated as of February 11, 1994 between Choice Hotels International, Inc. and Frederick W. Mosser.

         (b) There were no reports filed on Form 8-K for the three months ended February 28, 1994.

                       MANOR CARE, INC. AND SUBSIDIARIES



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MANOR CARE, INC.
   (Registrant)




Date: April 8, 1994               By:      James A. MacCutcheon
      -------------                        Senior Vice President
                                           and Chief Financial Officer





Date: April 8, 1994               By:      James H. Rempe
      -------------                        Senior Vice President
                                           General Counsel and Secretary





Date: April 8, 1994               By:      Margarita Schoendorfer
      -------------                        Vice President and
                                           Corporate Controller


                                EXHIBIT INDEX

         10-1 - Agreement dated as of February 11, 1994 between Choice Hotels International, Inc. and Frederick W. Mosser.