Form 10-K
period 1994-05-31
MANOR CARE INC/NEW
filed 1994-08-26
CIK 354604

                                   FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended             May 31, 1994
                                    -------------------------------------

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from ------------- to ---------------

                         Commission File Number 1-8195
                                                ------


                                MANOR CARE, INC.
- - -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                              52-1200376
- - -------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)

 10750 Columbia Pike,  Silver Spring, Maryland             20901
- - -------------------------------------------------     -------------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    (301) 681-9400
                                                   ----------------------

Securities registered pursuant to Section l2(b) of the Act:

                                               Name of Each Exchange On
         Title of Each Class                       Which Registered
- - -----------------------------------------    ----------------------------

Common Stock, Par Value $.10 per share         New York Stock Exchange
Registrant's Guaranty of 4-3/4% Con-
  vertible Subordinated Debentures due
  September 1, 1997 issued by Cenco
  Incorporated                                 New York Stock Exchange
Registrant's Guaranty of 5% Convertible
  Subordinated Debentures due November 1,
  1996 issued by Cenco Incorporated            New York Stock Exchange
- - -----------------------------------------    ----------------------------

Securities registered pursuant to Section 12(g) of the Act:

              15-1/2% Subordinated Debentures due August 1, 2002
- - -------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X   No
                           -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates was $1,100,091,088 as of July 13, l994 based upon a closing price of $25.50 per share.

         The number of shares of Manor Care's Common Stock outstanding at May 31, 1994 was 62,358,992.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART I     1994 Annual Report to Stockholders
PART II    1994 Annual Report to Stockholders
PART III   Proxy Statement dated August 10, l994


                                     PART I

ITEM 1.  Business.

General

         Manor Care, Inc. ("Manor Care"), a Delaware corporation organized in August 1981, is a holding company that conducts its business through the Manor Care Hotel Division ("Hotel Division") and three principal subsidiaries, Manor Healthcare Corp. ("Healthcare"), Vitalink Pharmacy Services, Inc. ("Vitalink") and Choice Hotels International, Inc. ("Choice"). Healthcare and its subsidiaries have been engaged since October 1968 in the business of developing, owning and managing nursing centers, which provide skilled nursing and convalescent care principally for residents over the age of 65. Healthcare owns approximately 82.3% of Vitalink, a public company that operates institutional pharmacies. Healthcare also owns and operates an acute care general hospital, rehabilitation centers, assisted living centers and nursing assistant training schools. Choice franchises the use of the "Quality," "Comfort," "Clarion," "Sleep," "Rodeway," "Econo Lodge" and "Friendship" trademarks and other related trademarks and services. The Hotel Division is engaged in the business of owning and operating hotels in the United States under the Choice trademarks. Other subsidiaries of Manor Care are engaged in owning, operating and franchising hotels in foreign countries.

         In fiscal year 1994, Manor Care derived approximately 32% of its total revenues through Medicare and Medicaid programs; aside from the foregoing, Manor Care has no few or single customers upon whom it is dependent.

Industry Segments

         The Business Segment Information set forth on page 24 of the Company's 1994 Annual Report is hereby incorporated by reference.

Manor Healthcare Corp. - Healthcare Operations

         Manor Care, through Healthcare and its subsidiaries, owns, operates or manages 164 nursing centers (including 8 medical and physical rehabilitation centers), which provide high acuity services, skilled nursing care, intermediate nursing care, custodial care and assisted living, principally for residents over the age of 65. Manor Care and its subsidiaries also own and operate an acute care hospital, 17 pharmacies, 5 nursing assistant training schools and 4 assisted living centers.

         Nursing Center Operations

         Healthcare's nursing centers provide, in general, five types of services:

         --      High acuity services - for persons who require complex medical and physical rehabilitation services (patients who would otherwise be treated in an acute care hospital setting).

         --      Skilled nursing care - for persons who require 24-hour-a-day professional services of a registered nurse or a licensed practical nurse.

         --      Intermediate care - for persons needing less intensive nursing care than that provided to those requiring skilled care.

         --      Custodial care - for persons needing a minimum level of care.

         --      Assisted living - for persons needing some supervision and assistance with personal care.

         Services provided to all patients include the required type of nursing care, room and board, special diets, occupational, speech, physical and recreational therapy and other services that may be specified by the patient's physician, who directs the admission, treatment and discharge of that patient.

         Each high acuity, skilled and intermediate nursing center is under the direction of a state-licensed nursing center administrator supported by other professional personnel, such as a medical director, social worker, dietitian and recreation staff. Nursing departments in each such facility are under the supervision of a director of nurses who is state licensed. The nursing staffs are composed of other registered nurses and licensed practical nurses, as well as nursing assistants. Staff size and composition vary depending on the size and location of each facility.

         Manor Care has developed a Quality Assurance Program to ensure that high standards of care are maintained in each center. The Quality Assurance Department is composed of a director, registered nurses, dietitians, nutrition specialists, an environmental services specialist and a recreational therapist. These staff specialists set corporate standards for delivery of care, direct the Quality Improvement Program, and provide consulting and educational services to the centers.

         Manor Care's nursing centers range in bed capacity from 60 to 240 beds, have an aggregate bed capacity of 22,252 beds, and achieved an occupancy rate of 89% during the 1994 fiscal year. Manor Care's nursing centers are located in 28 states: Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Texas, Utah, Virginia, Washington and Wisconsin.

         The nursing centers are modern structures generally of wall-bearing masonry with fire resistive or protective floor and roof suspension systems. The nursing centers have been designed generally to permit private and semi-private patient room accommodations, although a number of rooms at some facilities may be converted to accommodate up to four beds. Most facilities have individually controlled heating and air-conditioning units. Each nursing center contains a fully equipped kitchen, an isolation room, day room areas, administrative offices and most contain a physical therapy room. Many of Manor Care's centers have specialized wings for assisted living, Alzheimer's patients, individuals with catastrophic injuries, and persons desiring extra amenities and activities. Manor Care believes all of the nursing centers and the equipment contained therein are in good condition and are well maintained.

         Manor Care has created new divisions for specialized care. The MedBridge Medical and Physical Rehabilitation Division, through eight centers located in Illinois, Maryland, New Jersey and Pennsylvania, offers post-acute care for patients who no longer need intensive care provided by hospitals. One of these centers was constructed in 1994, and four were converted from skilled nursing centers. MedBridge units also operate within three skilled nursing centers. The Residential Alzheimer's Division will operate residential living facilities under the Arden Courts name for persons with early to mid-stage Alzheimer's who do not yet need nursing care. Three Arden Courts facilities in Maryland and Pennsylvania are currently under construction. Manor Care also operates four Springhouse Senior Residences in Florida, which are assisted living facilities designed for the frail elderly. There are also two former hotels currently being developed into Springhouse facilities and, in August, two more facilities were purchased.

         One new nursing center containing 120 beds opened during the last year in Pennsylvania. Additions totaling 147 beds to 6 existing centers were completed during 1994. Manor Care currently has 5 new nursing centers with 376 beds under construction in Florida, Maryland, Ohio and Pennsylvania. Additions totaling 137 beds to 7 existing centers also are under construction. Three nursing centers in Pennsylvania were sold in July 1993 for $15,600,000.

         In May 1994, a subsidiary of Healthcare sold its 50% interest in a clinical laboratory in Pennsylvania for $3,500,000.

         Patients seeking the services of the nursing centers come from a variety of sources, and are principally referred by hospitals and physicians. Most of Manor Care's nursing centers participate in state Medicaid and in the federal Medicare program (see "Federal and State Assistance Programs"). However, Manor Care attempts to locate and operate its nursing centers in a manner designed to attract patients who pay directly to the facilities for services without benefit of any government assistance program ("private patients").

         As a general rule, the profit margin is higher with private patients than with patients to whom services are rendered with government assistance programs. The following table sets forth certain information concerning revenues from government assistance programs for all of Manor Care's health care operations during fiscal year 1994:

                                         Contractual          Net
                  Gross Revenues          Adjustment*       Revenues
                  --------------         -----------      ------------

Medicare            $223,041,000        $ 65,439,000      $157,602,000
Medicaid             309,779,000          90,044,000       219,735,000

*Represents the estimated difference between private patient billing rates and amounts recoverable under government programs.

         The following table sets forth certain information concerning occupancy and revenues of Manor Care's nursing centers and hospital during fiscal year 1994:

                          Nursing Centers            Hospital
                        ------------------      ------------------
                           % of     % of           % of     % of
                        Occupancy Revenues      Occupancy Revenues
                        --------- --------      --------- --------

   Private patients        55%       63%           33%       48%
   Medicaid patients       35        22            16        20
   Medicare patients       10        15            51        32
                          ---       ---           ---       ---
                          100%      100%          100%      100%
                          ===       ===           ===       ===

         Hospital Operations

         Manor Care owns and operates Mesquite Community Hospital in Mesquite, Texas, which opened in l978. The hospital is licensed for l72 beds in private rooms and is a modern, fully equipped, acute care facility that provides general medical, obstetrical and emergency services, as well as general and specialty surgery. It also is equipped for intensive/coronary care and ancillary diagnostic services such as nuclear medicine, sonography, angiography and CAT scanning. Physicians and dentists representing almost every specialty practice at the hospital, which is fully accredited by the Joint Commission for the Accreditation of Hospitals. Patients utilize the hospital's services primarily on the basis of referrals from doctors and clinics. The majority of the hospital's private patients are insured under private insurance plans, and payments under such plans (as well as Medicare and Medicaid) provide virtually all of the hospital's revenues.

         Pharmacy Operations

         Healthcare owns approximately 82.3% of Vitalink Pharmacy Services, Inc. ("Vitalink"), which owns and operates 17 pharmacies located in California, Colorado, Florida, Illinois, Indiana, Iowa, Maryland, New Jersey, Ohio, Oregon, Pennsylvania and Wisconsin.

         In August 1993, Vitalink acquired the stock of White, Mack and Wart, Inc., d/b/a Propac Pharmacy, which operates two institutional pharmacies located in Santa Rosa, California and Portland, Oregon. The purchase price was $3,769,000 plus the assumption of $2,100,000 of liabilities and a guarantee provision on stock options totalling $656,000.

         In January 1994, Vitalink acquired the institutional pharmacy business of Apothecary Services, Inc., located in Thornton, Colorado, for $3,448,000 in cash plus the assumption of $107,000 in liabilities and a contingent additional purchase price up to a maximum of $1,400,000 based on the achievement of certain future operating objectives.

         On January 31, 1994, Vitalink sold its retail pharmacy operation in Monticello, Illinois for $222,000.

         Vitalink operates institutional pharmacies, which provide, in general, three types of services:

                 --       Customized filling of prescription and
non-prescription medications for individual patients pursuant to physician orders delivered to nursing facilities.

                 --       Consultant pharmacist services to help ensure quality
patient care through monitoring and reporting on prescription drug therapy.

                 --       Infusion therapy services, consisting of a product
(nutrient, antibiotic, chemotherapy or other drugs or fluids) and its administration by tube, catheter or intravenously. Vitalink prepares and delivers the product, which is administered by nursing center staff.

         Pursuant to various master agreements, a portion of Vitalink's business is with Manor Care. As of May 31, 1994, Vitalink had contracts to serve

14,300 Manor Care beds and 25,100 beds not affiliated with Manor Care, resulting in revenues of $45,976,000 and $52,593,000, respectively, for fiscal 1994.

         Training School Operations

         Medical Aid Training Schools, Inc., a subsidiary of Healthcare, operates five nursing assistant training schools located in New York. The schools provide training for entry level nursing assistants for nursing facilities and home health care.

         Regulation

         Manor Care's healthcare facilities are subject to certain federal statutes and regulations and to regulatory licensing requirements by state and local authorities. All of Manor Care's facilities are currently so licensed. In addition, the facilities are subject to various local building codes and other ordinances. The Omnibus Budget Reconciliation Act that became effective in October 1990 imposed stringent patient assessment and care planning requirements. The impact of the Act on Manor Care has been minimal, because its requirements duplicate many of Manor Care's current in-house programs as well as various state requirements already in effect. It is anticipated that governmental regulation of the healthcare industry will become more comprehensive in the future. The extent of the impact of such increased regulation on Manor Care's operations and earnings cannot be predicted.

         State and local agencies survey all nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. Such surveys include reviews of patient utilization of healthcare facilities and standards for patient care. Manor Care endeavors to maintain and operate its facilities in compliance with all such standards and conditions. Manor Care believes that at this time, none of its facilities is in violation of any applicable regulation which would threaten the operation of its business or materially affect the standard of care provided.

         Federal and State Assistance Programs

         Substantially all Manor Care's nursing centers and the Hospital are currently certified to receive benefits provided under the Federal Health Insurance for the Aged Act (commonly referred to as "Medicare"), and under programs administered by the various states to provide medical assistance to the "medically indigent" ("Medicaid"). Both initial and continuing qualification of a nursing center or hospital facility to participate in such programs depend upon many factors including, among other things, accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

         Services under Medicare consist of nursing care, room and board, social services, physical and occupational therapies, drugs, biologicals, supplies, surgical, ancillary diagnostic and other necessary services of the type provided by extended care or acute care facilities. Under the Medicare program, the federal government pays the reasonable direct and indirect allowable costs (including depreciation and interest) of the services furnished.

         Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are ad- ministered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits, at rates based generally on cost reimbursement principles.

         Funds received by Manor Care under Medicare and Medicaid are subject to audit with respect to the proper application of various payment formulas. Such audits can result in retroactive adjustments of revenue from these programs, resulting in either amounts due to the government agency from Manor Care or amounts due Manor Care from the government agency. Manor Care believes that its payment formulas have been properly applied and that any future adjustments will not have a material adverse impact on its financial position or results of operations.

         Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities. Manor Care can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the operating and fixed costs allocable to such patients.

         Competition

         Manor Care's nursing centers compete on a local and regional basis with other long-term healthcare providers, some of which have greater financial resources or operate on a nonprofit basis. The degree of success with which Manor Care's nursing facilities compete varies from location to location and is dependent on a number of factors. Manor Care believes that the quality of care provided, reputation and physical appearance of facilities, and, in the case of private patients, charges for services, are significant competitive factors. Accordingly, it seeks to meet competition in each locality by establishing a reputation within the local medical communities for competent and competitive nursing center services. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles.

         Manor Care's Hospital encounters competition in the Mesquite, Texas area where it competes for community and physician acceptance with other hospitals. Vitalink's pharmacies compete with other local distributors of pharmaceuticals.

Hotel Division - Domestic Lodging Operations

         The Hotel Division operated 32 hotels containing a total of 5,602 rooms as of May 31, 1994. During 1994, the Hotel Division purchased 13 hotels containing over 1,900 rooms in Alabama, Arizona, Florida, Georgia, Missouri, North Carolina, Ohio and South Carolina for an aggregate purchase price of approximately $44,200,000.

         The hotels operate under the "Clarion," "Comfort," "Quality," "Sleep," "Econo Lodge" and "Rodeway" trade names and are located in Alabama, Arizona, California, Florida, Louisiana, Maryland, Missouri, North Carolina, Ohio, South Carolina, Texas, Utah and Virginia. All of the hotels are owned by Manor Care or its subsidiaries except two hotels located in California, which are leased.

         During 1994, lodging revenues and expenses included food and beverage sales of $5,001,000 and costs of sales of $4,335,000.

QH Europe Partnership - Foreign Lodging Operations

         Quality Hotels Europe, Inc. and Choice Hotels International, Inc. ("Choice"), subsidiaries of Manor Care, formed QH Europe Partnership in 1994 to own, operate and franchise hotels in Europe. Partnership subsidiaries own three hotels in Germany and one in England containing 610 rooms, which operate under the "Comfort" or "Quality" trade names.

         During 1994, certain assets of Resthotel Primevere, a French hotel chain, were acquired for approximately $10,400,000. The assets consisted primarily of franchise rights to approximately 100 hotels, which now use the "Comfort" trade name. Also, as part of this acquisition, two operating hotels were acquired as well as the operating leases for six other hotels.

Choice Hotels International, Inc. - Franchise Operations

         Manor Care owns 100% of the Preferred Stock and approximately 88.9% of the Common Stock of Choice, which franchises the use of the "Quality," "Comfort," "Clarion," "Sleep," "Econo Lodge," "Friendship" and "Rodeway" trademarks.

         Services provided to franchisees include national and regional meetings and periodic seminars to provide information on hotel operations and recent developments in the industry, training programs for franchisees and their employees, advertising and marketing, dissemination of directories of franchised locations, participation in a national reservations system and agreements with credit card companies.

         Choice also offers its franchisees interior design and decorating services and purchasing services for hotel furniture, fixtures and supplies. During 1994, the revenues and expenses of Choice included hotel supplies sales of $15,876,000 and costs of sales of $12,067,000.

         The standard franchise agreement currently offered by Choice for Clarion Hotels (luxury), Quality Inns and Quality Suites (mid-priced), Comfort Inns and Comfort Suites (luxury-budget) and Sleep Inns (economy hotels with standardized design) provides for an initial fee of $300 per guest room with a $35,000 minimum ($40,000 for Comfort and $50,000 for Suites). In addition, franchisees are required to pay a continuing franchise fee of 4% of gross room revenues (3% for Clarion and 5% for Comfort) and assessments for reservations and marketing services at rates that may be changed to reflect inflation and actual costs incurred. The agreement normally is for a 20-year term.

         Choice sells Econo Lodge, Friendship Inn and Rodeway Inn franchises (the Economy Group) on terms similar to the above, with an initial fee of $250 per guest room ($25,000 minimum) for Econo Lodge and Rodeway and $200 per guest room ($15,000 minimum) for Friendship. Econo Lodges pay a 4% continuing franchise fee, and Friendship and Rodeway Inns pay 3%, with additional assessments for reservations and marketing.

         Choice supplies disclosure statements containing information for prospective franchisees in accordance with regulations of the Federal Trade Commission ("FTC"). In addition to the FTC regulations, certain states have requirements for registration of franchisors and disclosure requirements similar to the FTC regulations.

         In July 1993, Choice and an affiliate of Journey's End Corporation, a Canadian lodging management company, formed a corporation to franchise Choice brands in Canada. Choice owns 50% of the corporation. The arrangement also included the franchising of approximately 100 existing Journey's End hotels under the "Comfort" or "Quality" trade names.

         Choice has franchised hotels in more than 25 other foreign countries, including England, Ireland, Norway, France, Italy, Germany, India, New Zealand, Australia, Japan, Thailand and Mexico.

         As of May 31, 1994, the seven hotel chains comprised 2,605 open and operating hotels with 229,630 rooms, as set forth below:


                                 United States            Foreign
                               ------------------   ------------------
                               No. of     No. of    No. of     No. of
                               Hotels     Rooms     Hotels     Rooms
                               ------     -------   ------     -------

Franchised Only                 2,256     197,428      305      25,557
Owned/Managed by Manor Care        32       5,602       12       1,043
                                -----     -------      ---      ------

TOTALS                          2,288     203,030      317      26,600
                                =====     =======      ===      ======

         Competition

         The above hotels compete with other hotels in nearby locations, some of which are affiliated with chains that are more widely known or offer different types of services. Demand for accommodations at both franchised and company-owned hotels is affected by such factors as the availability of accommodations in the local area and national and regional economic conditions. The operation of hotels may be seasonal, with a large percentage of revenues generated in the summer months.

         In the sale of franchises, Choice competes with many other hotel franchisors, some of which have greater financial resources and offer different fee structures and franchise services. However, Choice believes that its continued growth, innovative hotel brands and successful reservations and marketing services enhance its competitive position.

Employees

         As of May 31, 1994, Manor Care employed approximately 25,500 full and part-time employees, 21,400 of whom were employed in healthcare operations, 3,200 of whom were employed in lodging and franchise operations, and the remainder in Manor Care's headquarters and other operations.

         From time to time, some of Manor Care's nursing centers and the Hospital experience shortages of professional nursing help which may require Manor Care to seek temporary employees through employment agencies ("contract employees") at an increased cost. Manor Care does not believe that such use of contract employees has had a material adverse effect on its financial position to date.

         A majority of the employees are covered by the federal minimum wage laws, and a few employees are represented by labor unions. Attempts have been made from time to time to unionize employees of certain other facilities. Manor Care believes that it enjoys a good relationship with its employees.

Insurance

         Manor Care maintains property insurance on its healthcare and lodging facilities. Manor Care insures some of its liability exposures and self insures, either directly or indirectly through insurance arrangements requiring it to reimburse insurance carriers, some of its liability risks other than catastrophic exposures. Physicians and dentists practicing at the Hospital are responsible for their own professional liability insurance coverage. Manor Care insures its workers' compensation risks in some states and self insures in others.

ITEM 2.  Properties.

         As of May 31, 1994, Manor Care owned, leased or managed 164 nursing and rehabilitation centers in 28 states and one acute care general hospital in Texas, as indicated below:

                                          Number        Number of
               Property                  Of Units    Operating Beds
               --------                  --------    --------------
         Nursing and
            Rehabilitation Centers:
              Owned                         149          20,318
              Leased                         14           1,796
              Managed                         1             138
         Acute Care Hospital                  1             172
                                            ---          ------

                 TOTALS                     165          22,424
                                            ===          ======


         As of May 31, 1994, Vitalink leased 17 pharmacies in 12 states and its corporate offices in Naperville, Illinois. As of May 31, 1994, Manor Care owned or leased 32 hotels containing 5,602 guest rooms located in 13 states and 12 hotels containing 1,043 rooms located in foreign countries. Manor Care also owned four assisted living centers.

         Manor Care owns its three headquarters buildings in Silver Spring, Maryland; a fourth building in Silver Spring that is used by employees and leased to third parties; a building in Phoenix, Arizona, that serves as Western Regional Office of Choice; and several undeveloped parcels. Manor Care also leases office space as needed to accommodate regional employees.

         Forty-eight (48) nursing centers and hotels have been pledged to secure related mortgage and capital lease obligations.


ITEM 3.  Legal Proceedings.

         - On June 23, 1988, Hudson Hotels Corp. filed suit against Choice in U.S. District Court, Western District of New York, alleging that Choice misappropriated trade secrets and used them to develop the Sleep Inn chain. Plaintiff sought an injunction and damages exceeding $20 million. In April 1990, plaintiff amended its complaint and sought profits derived from the use of "plaintiff's concept," $3 million for the concept and $5 million punitive damages. On September 25, 1992, a jury decided in favor of plaintiff and awarded damages of $2.5 million. Choice appealed to the U.S. Court of Appeals for the Second Circuit, arguing that plaintiff's concept was merely a non-novel idea not entitled to legal protection. On June 11, 1993, the Court of Appeals agreed with Choice and reversed the District Court judgment.

         - On March 11, 1987, Choice filed suit in U.S. District Court, Western District of New York, against Wintergarden Inn Associates and

Edward Bevilacqua for breach of the franchise agreement. Defendants filed a counterclaim alleging breach of contract, misrepresentation and violation of franchise laws and sought damages of $40 million. Choice's motion for summary judgment was granted in March 1993 and defendants' counterclaim has been dismissed.

         - On September 10, 1985, the U.S. Environmental Protection Agency sued Healthcare and other defendants in U.S. District Court, District of New Jersey, seeking clean-up costs at Lipari Landfill. A subsidiary that Healthcare acquired in its 1981 acquisition of Cenco Incorporated was alleged to have transported wastes to the landfill in the 1960's. The USEPA and the defendants have entered into a Consent Decree requiring the defendants to contribute approximately $52 million for certain clean-up costs. Healthcare's share of the settlement is approximately $2.6 million, most of which is covered by insurance. The USEPA is seeking additional funds from the defendants in connection with a future phase of the clean-up.

         - On October 30, 1989, the New Jersey Department of Environmental Protection sued Manor Care and other defendants in U.S. District Court, District of New Jersey, seeking clean-up costs at Kramer Landfill where the Cenco subsidiary allegedly transported wastes. On September 10, 1990, Transtech Industries, Inc. and other parties sued numerous defendants, including the Cenco subsidiary, in U.S. District Court, District of New Jersey, for contribution in connection with clean-up of Kin-Buc Landfill. The State of New Jersey also has issued administrative directives ordering numerous parties, including Manor Care as the alleged successor to the Cenco subsidiary, to contribute to the clean-up of various other landfills.

         - On November 19, 1990, Choice filed suit in U.S. District Court, District of South Carolina, against Franklin and Rebecca Gay, two former employees, for continuing to represent themselves as employees and for failing to discontinue the "Carriage House Inn" name, which they had sold to Choice.
On January 31, 1991, defendants filed a counterclaim alleging breach of contract, fraud and unfair trade practices and seeking damages of $37.5 million. During trial in May 1993, the fraud claim was dismissed and certain evidentiary rulings further reduced defendants' claims. A mistrial was declared when the judge took emergency leave. To avoid the cost of a new trial, Choice settled with defendants in July 1993 for $135,000, which included unpaid sales commissions.

         Manor Care also is subject to other regulatory and legal actions, investigations or claims for damages that arise from time to time in the ordinary course of business. Manor Care is defending the claims against it and believes that these proceedings will not have a material adverse effect on its financial condition or results of operations.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1994.

EXECUTIVE OFFICERS OF MANOR CARE, INC.

         The names, ages, titles, present principal occupation, business addresses and other material occupations, positions, offices and employment of each of the executive officers of Manor Care, Inc. ("Manor Care") are set forth below. The business address of each of such executive officers is 10750 Columbia Pike, Silver Spring, Maryland 20901.

         Stewart Bainum, Jr. (48) Chairman of the Board of Manor Care and Manor Healthcare Corp. ("Healthcare") since March 1987; Chief Executive Officer of Manor Care since March 1987 and President since June 1989; Vice Chairman of the Board of Manor Care and subsidiaries from June 1982 to March 1987; Director of Manor Care since August 1981, of Healthcare since 1976 and of Choice Hotels International, Inc. and its predecessors ("Choice") since 1977; Chief Executive Officer of Healthcare since June 1989 and President from May 1990 to May 1991; Chairman of the Board of Choice from March 1987 to June 1990.

         Stewart Bainum. (75) Vice Chairman of the Board of Manor Care and subsidiaries since March 1987; Chairman of the Board of Manor Care from August 1981 to March 1987, Chief Executive Officer from July 1985 to March 1987, President from May 1982 to July 1985; Chairman of the Board of Healthcare from 1968 to March 1987 and a Director since 1968; Chairman of the Board of Choice from 1972 to March 1987 and a Director since 1963; Chairman of the Board of Realty Investment Company, Inc. since 1965.

         Donald J. Landry. (45) President of Manor Care Hotel Division since March 1992; various executive positions with Richfield Hotel Management, Inc. and its predecessors for more than 15 years, including President of MHM Corporation.

         Weldon Humphries. (57) Senior Vice President-Real Estate and Development of Manor Care since August 1981, of Choice since February 1981 and of Healthcare since December 1980.

         James A. MacCutcheon. (42) Senior Vice President-Finance and Treasurer of Manor Care since October 1987.

         James H. Rempe. (64) Senior Vice President, General Counsel and Secretary of Manor Care since August 1981, of Choice since February 1981 and of Healthcare since December 1980.

         Joseph Buckley. (46) Senior Vice President-Information Resources and Development of Manor Care since June 1990; Vice President-Information Resources from July 1989 to June 1990; Vice President-Real Estate from September 1983 to July 1989.

         Charles A. Shields. (50) Senior Vice President-Human Resources of Manor Care since September 1992; Vice President-Human Resources from October 1989 to September 1992; Vice President of Human Resources for divisions of Walt Disney Company from 1980 to October 1989.

         Donald E. Feltman. (39) Vice President-Development of Manor Care since April 1993; previously employed for five years as Director of Development of Marriott Corporation's Senior Living Services Division.

         Larry R. Godla. (37) Vice President-Construction of Manor Care since March 1993; Director of Construction from January 1990 to March 1993; previously employed for more than five years by Spaulding and Slye Company, including as Vice President- Construction.

         Gary L. Henson. (40) Vice President-Information Resources since September 1993; Director of Information Resources from April 1993 to September 1993; Director of Data Processing Operations from April 1991 to April 1993; Director of Corporate Information Systems from December 1988 to April 1991; various other data processing positions from June 1982 to December 1988.

         Alan Marsh. (46) Vice President-Risk Management of Manor Care since September 1986; Vice President-Administration from November 1984 to September 1986.

         Charles A. Militana. (45) Vice President-Compensation and Benefits since September 1993; previously employed in various compensation and benefits positions by Arthur Andersen & Co. (1990-1993) and The Racal Corporation (1978-1990).

         Gregory D. Miller. (40) Vice President-Strategic Planning since May 1992; various planning and marketing positions at Marriott Corporation for more than five years, including Vice President-Planning and Business Development for Courtyard by Marriott.

         John M. Sabin. (39) Vice President-Finance and Assistant Treasurer since December 1993; Vice President, Corporate Mergers and Acquisitions at Marriott Corporation for more than five years.

         Margarita Schoendorfer. (45) Vice President-Controller of Manor Care since November 1990; Corporate Controller from April 1986 to November 1990; Assistant Corporate Controller from August 1981 to April 1986.

         Donald C. Tomasso. (49) President and Chief Operating Officer of Healthcare since May 1991 and Director of Healthcare since June 1991; previously employed by Marriott Corporation for more than five years, including as Executive Vice President/General Manager of the Roy Rogers Division.

         Robert C. Hazard, Jr. (59) Chairman of Choice since June 1990 and Chief Executive Officer and Director since December 1980; President from December 1980 to June 1990.

         Gerald W. Petitt. (48) President of Choice since June 1990 and Chief Operating Officer and Director since December 1980; Executive Vice President from December 1980 to June 1990.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

         The shares of Manor Care's Common Stock are listed and traded on the New York Stock Exchange. Information on the high and low sales prices of Manor Care's Common Stock during the past two years is included on page 24 of the 1994 Annual Report and is incorporated herein by reference.

         As of July 13, 1994, there were 3,174 record holders of Manor Care Common Stock.

         Information required on the frequency and amount of any dividends declared during the past two years with respect to such Common Stock is included on page 24 of the 1994 Annual Report and is incorporated herein by reference.

                                                                    Pages
                                                                    -----
ITEM 6.  Selected Financial Data.

         The required information is included in the
         specified pages of the 1994 Annual Report and
         is incorporated herein by reference.                       1


ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         The required information is included in the
         specified pages of the 1994 Annual Report
         and is incorporated herein by reference.                   15,19


ITEM 8.  Financial Statements and Supplementary Data.

         The required information is included in the
         specified pages of the 1994 Annual Report
         and is incorporated herein by reference.  See              14,
         Item 14 for index to financial statements                  16-18,
         and schedules.                                             20-24


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the
         Registrant.

         The required information on directors is
         included in the specified pages of the Proxy
         Statement dated August 10, 1994 and is
         incorporated herein by reference.                          3,5

         The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Manor Care, Inc."


ITEM 11. Executive Compensation.

         The required information is included in the
         specified pages of the Proxy Statement dated
         August 10, 1994 and is incorporated herein by
         reference.                                                 7-13


ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         The required information is included in the
         specified pages of the Proxy Statement dated
         August 10, 1994 and is incorporated herein by
         reference.                                                 3-4


ITEM 13. Certain Relationships and Related Transactions.

         Not applicable.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.

(a)  1.  Financial Statements

         Included on the following pages of the 1994 Annual Report:

         Consolidated Statements of Income . . . . . . . . . .  14

         Consolidated Balance Sheets . . . . . . . . . . . . .  16

         Consolidated Statements of Stockholders' Equity . . .  17

         Consolidated Statements of Cash Flows . . . . . . . .  18

         Management's Report and Report of
            Independent Public Accountants . . . . . . . . . .  20

         Notes to Consolidated Financial Statements. . . . . .  21-24

     2.  Financial Statement Schedules

         The following Report and Schedules are filed herewith on the pages indicated:

         Report of Independent Public Accountants
         on Schedules - Arthur Andersen & Co.                   22

                                   Schedules

         V       - Property, Plant and Equipment                23

         VI      - Accumulated Depreciation and Amortization
                   of Property, Plant and Equipment             24

         VIII    - Valuation and Qualifying Accounts            25

         X       - Supplementary Income Statement Information   26

3.     Exhibits

          3.1  -        Articles of Incorporation, as amended.  Exhibit 3.1 to Form 10-K for the year ended May 31, 1987 is incorporated herein by reference.

          3.2  -        By-Laws, as amended.  Exhibit 3.2 to Form 10-K for the year ended May 31, 1988 is incorporated herein by reference.

          4.1  -        Indenture dated as of November 15, 1992 covering 9-1/2% Senior Subordinated Notes due 2002 between
                        Manor Care, Inc. and Chemical Bank.  Exhibit 4.1 to Registration Statement No. 33-52734 is
                        incorporated herein by reference.

         10.1  -        Supplemental Executive Retirement Plan.  Exhibit l0.2 to Form l0-K for the year ended May 31, 1986 is incorporated herein by reference.

         10.2  -        Form of Executive Cash Incentive Plan.

         10.3  -        Employment Agreement dated November 12, 1980, as amended, between Quality Inns International, Inc.
                        and Robert C. Hazard, Jr.  Exhibit 10.4 to Form 10-K for the year ended May 31, 1986 is incorporated herein by reference.

         10.4  -        Employment Agreement dated November 12, 1980, as amended, between Quality Inns International, Inc.
                        and Gerald W. Petitt.  Exhibit 10.5 to Form 10-K for the year ended May 31, 1986 is incorporated herein by reference.

         10.5  -        Second Amendment to Employment Agreement dated as of May 30, 1990 between Quality Inns
                        International, Inc. and Robert C. Hazard, Jr.  Exhibit 10.11 to Form 10-K for the year ended May
                        31, 1990 is incorporated herein by reference.

         10.6  -        Second Amendment to Employment Agreement dated as of May 30, 1990 between Quality Inns
                        International, Inc. and Gerald W. Petitt.  Exhibit 10.12 to Form 10-K for the year ended May 31,
                        1990 is incorporated herein by reference.

         10.7  -        Shareholders Agreement dated as of November 12, 1980, as amended, among Manor Care, Inc., Robert
                        C. Hazard, Jr. and Gerald W. Petitt.  Exhibit 10.13 to Form 10-K for the year ended May 31, 1990 is incorporated herein by reference.


         10.8  -        Agreement dated as of February 11, 1994 between Choice Hotels International, Inc. and Frederick W.
                        Mosser.  Exhibit 10.1 to Form 10-Q for the quarter ended February 28, 1994 is incorporated herein by reference.

         10.9  -        Employment Agreement dated February 17, 1992 between Manor Care, Inc. and Donald J. Landry.
                        Exhibit 10.15 to Form 10-K for the year ended May 31, 1992 is incorporated herein by reference.

         10.10 -        Directors Retirement Plan.  Exhibit 10.16 to Form 10-K for the year ended May 31, 1992 is incorporated herein by reference.

         10.11 -        Key Executive Stock Option Plan of 1993.  Annex A to the Proxy Statement dated August 20, 1993 is incorporated herein by reference.

         l3    -        1994 Annual Report to Stockholders (information incorporated by reference).

         21    -        Subsidiaries of the Registrant.

         23    -        Consent of Independent Public Accountants.

         99    -        Proxy Statement dated August 10, 1994.

(b) No report on Form 8-K was filed during the last quarter of the fiscal year ended May 31, 1994.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 26, 1994                MANOR CARE, INC.


                                       By:/s/  James A. MacCutcheon
                                          -----------------------------------
                                          James A. MacCutcheon
                                          Senior Vice President-
                                          Finance and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                   Date
     ---------                         -----                   ----

/s/  Stewart Bainum, Jr.          Chairman, Director,       August 26, 1994
- - ------------------------------    President and Chief
     Stewart Bainum, Jr.          Executive Officer


/s/  Stewart Bainum                 Vice Chairman           August 26, 1994
- - ------------------------------      and Director
     Stewart Bainum

/s/  Jack R. Anderson                 Director              August 26, 1994
- - ------------------------------
     Jack R. Anderson

/s/  Regina E. Herzlinger             Director              August 26, 1994
- - ------------------------------
     Regina E. Herzlinger

/s/  William H. Longfield             Director              August 26, 1994
- - ------------------------------
     William H. Longfield

/s/  Frederic V. Malek                Director              August 26, 1994
- - ------------------------------
     Frederic V. Malek

/s/  Jerry E. Robertson               Director              August 26, 1994
- - ------------------------------
     Jerry E. Robertson

/s/  Margarita Schoendorfer         Vice President-         August 26, 1994
- - ------------------------------      Corporate Controller
     Margarita Schoendorfer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO MANOR CARE, INC.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Manor Care, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 22, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index in Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                       Arthur Andersen & Co.


Washington, D.C.,
June 22, 1994

                                                                      SCHEDULE V
                                MANOR CARE, INC.

                         PROPERTY, PLANT AND EQUIPMENT


                                                                                                OTHER
                                           BALANCE AT                                          CHANGES         BALANCE AT
                                           BEGINNING        ADDITIONS        RETIREMENTS        DEBIT          CLOSE OF
CLASSIFICATION                             OF PERIOD         AT COST          OR SALES        (CREDIT)(A)        PERIOD
- - --------------                             ----------       --------         -----------      --------         ----------
                                                                     (IN THOUSANDS OF DOLLARS)
Year ended May 31, 1994
         Land                              $   80,944       $ 13,669         $ (2,118)        $    343         $   92,838
         Buildings and improvements           749,261         53,582          (18,717)          29,005            813,131
         Capitalized leases                    18,991              -                -                -             18,991
         Furniture, fixtures and
         equipment                            168,321         29,977          (15,730)           5,236            187,804
         Facilities in progress                11,762         42,942                -          (35,072)            19,632
                                            ---------        -------          -------          -------          ---------

                 Total                     $1,029,279       $140,170         $(36,565)        $   (488)        $1,132,396
                                            =========        =======          =======          =======          =========


Year ended May 31, 1993
         Land                              $   75,291       $  3,750         $   (158)        $  2,061         $   80,944
         Buildings and improvements           678,956         34,378          (13,304)          49,231            749,261
         Capitalized leases                    18,991              -                -                -             18,991
         Furniture, fixtures and
         equipment                            156,069         25,908          (19,817)           6,161            168,321
         Facilities in progress                22,025         52,536                -          (62,799)            11,762
                                            ---------        -------          -------          -------          ---------

                 Total                     $  951,332       $116,572         $(33,279)        $ (5,346)        $1,029,279
                                            =========        =======          =======          =======          =========


Year ended May 31, 1992
         Land                              $   75,506       $    351         $   (307)        $   (259)        $   75,291
         Buildings and improvements           653,175         16,683           (3,788)          12,886            678,956
         Capitalized leases                    18,991              -                -                -             18,991
         Furniture, fixtures and
         equipment                            142,746         17 833           (6,117)           1,607            156,069
         Facilities in progress                10,735         28,630                -          (17,340)            22,025
                                            ---------        -------          -------          -------          ---------

                 Total                     $  901,153       $ 63,497         $(10,212)        $ (3,106)        $  951,332
                                            =========        =======          =======          =======          =========





         (A) Other changes are primarily transfers from facilities in progress to land, buildings and improvements and furniture, fixtures and equipment.

                                                                     SCHEDULE VI
                                MANOR CARE, INC.

                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT


                                                            ADDITIONS                         OTHER
                                           BALANCE AT       CHARGED TO                        CHANGES          BALANCE AT
                                           BEGINNING          PROFIT         RETIREMENTS      (DEBIT)          CLOSE OF
CLASSIFICATION                             OF PERIOD         AND LOSS         OR SALES         CREDIT            PERIOD
- - --------------                             ----------       ----------       -----------      -------          ----------
                                                                       (IN THOUSANDS OF DOLLARS)
Year ended May 31, 1994
         Buildings and improvements        $189,515         $ 33,552         $ (9,240)        $     -          $213,827
         Furniture, fixtures and
           equipment                         78,425           21,997          (14,434)              -            85,988
         Capitalized leases                   7,593              638                -               -             8,231
                                            -------          -------          -------          ------           -------
                 Total                     $275,533         $ 56,187         $(23,674)        $     -          $308,046
                                            =======          =======          =======          ======           =======


Year ended May 31, 1993
         Buildings and improvements        $168,226         $ 30,935         $ (9,646)        $     -          $189,515
         Furniture, fixtures and
           equipment                         77,187           19,984          (18,746)              -            78,425
         Capitalized leases                   6,958              635                -               -             7,593
                                            -------          -------          -------          ------           -------
                 Total                     $252,371         $ 51,554         $(28,392)        $     -          $275,533
                                            =======          =======          =======          ======           =======


Year ended May 31, 1992
         Buildings and improvements        $143,099         $ 28,818         $ (3,691)        $     -          $168,226
         Furniture, fixtures and
           equipment                         65,489           17,754           (6,056)              -            77,187
         Capitalized leases                   6,364              594                -               -             6,958
                                            -------          -------          -------          ------           -------
                 Total                     $214,952         $ 47,166         $ (9,747)        $     -          $252,371
                                            =======          =======          =======          ======           =======

                                                                   SCHEDULE VIII

                       MANOR CARE, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                           (IN THOUSANDS OF DOLLARS)



                                           BALANCE AT       CHARGED TO                                         BALANCE AT
                                           BEGINNING          PROFIT                                              END
DESCRIPTION                                OF PERIOD         AND LOSS         OTHER           WRITE-OFFS       OF PERIOD
- - -----------                                ----------       ----------       -------          ----------       ----------
Year ended May 31, 1994
  Allowance for doubtful accounts          $16,501          $13,923          $3,434 (A)       $ (9,427)        $24,431
                                            ======           ======           =====            =======          ======

  Allowance for doubtful long-
   term notes receivable                   $   315          $     -          $    -           $   (315)        $     0
                                            ======           ======           =====            =======          ======


Year ended May 31, 1993
  Allowance for doubtful accounts          $18,349          $ 9,394          $    -           $(11,242)        $16,501
                                            ======           ======           =====            =======          ======

  Allowance for doubtful long-
   term notes receivable                   $   315          $     -          $    -           $      -         $   315
                                            ======           ======           =====            =======          ======


Year ended May 31, 1992
  Allowance for doubtful accounts          $15,016          $ 9,967          $2,249 (A)       $ (8,883)        $18,349
                                            ======           ======           =====            =======          ======

  Allowance for doubtful long-
   term notes receivable                   $   315          $     -          $    -           $      -         $   315
                                            ======           ======           =====            =======          ======





(A) Represents reserves of acquired companies and certain balance sheet reclassifications.

                                                                      SCHEDULE X


                       MANOR CARE, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION




                                                                     1994             1993             1992
                                                                    -------          -------          -------
                                                                             (in thousands of dollars)
Maintenance and repairs                                             $10,230          $ 8,757          $ 7,437

Taxes, other than payroll and income
  taxes (primarily property taxes)                                  $16,991          $15,086          $14,257

Advertising                                                         $37,332          $29,515          $31,206

                                 EXHIBIT INDEX



 3.1  -            Articles of Incorporation, as amended.  Exhibit 3.1 to Form
                   10-K for the year ended May 31, 1987 is incorporated herein by reference.

 3.2  -            By-Laws, as amended. Exhibit 3.2 to Form 10-K for the year ended May 31, 1988 is incorporated herein by reference.

 4.1  -            Indenture dated as of November 15, 1992 covering 9-1/2%
                   Senior Subordinated Notes due 2002 between Manor Care, Inc.
                   and Chemical Bank.  Exhibit 4.1 to Registration Statement
                   No. 33-52734 is incorporated herein by reference.

10.1  -            Supplemental Executive Retirement Plan.  Exhibit 10.2 to
                   Form 10-K for the year ended May 31, 1986 is incorporated herein by reference.

10.2  -            Form of Executive Cash Incentive Plan.

10.3  -            Employment Agreement dated November 12, 1980, as amended,
                   between Quality Inns International, Inc. and Robert C.
                   Hazard, Jr.  Exhibit 10.4 to Form 10-K for the year ended
                   May 31, 1986 is incorporated herein by reference.

10.4  -            Employment Agreement dated November 12, 1980, as amended,
                   between Quality Inns International, Inc. and Gerald W.
                   Petitt.  Exhibit 10.5 to Form 10-K for the year ended May
                   31, 1986 is incorporated herein by reference.

10.5  -            Second Amendment to Employment Agreement dated as of May 30,
                   1990 between Quality Inns International, Inc. and Robert C.
                   Hazard, Jr. Exhibit 10.11 to Form 10-K for the year ended
                   May 31, 1990 is incorporated herein by reference.

10.6  -            Second Amendment to Employment Agreement dated as of May 30,
                   1990 between Quality Inns International, Inc. and Gerald W.
                   Petitt.  Exhibit 10.12 to Form 10-K for the year ended May
                   31, 1990 is incorporated herein by reference.

10.7  -            Shareholders Agreement dated as of November 12, 1980, as
                   amended, among Manor Care, Inc., Robert C. Hazard, Jr.  and
                   Gerald W. Petitt. Exhibit 10.13 to Form 10-K for the year ended May 31, 1990 is incorporated herein by reference.

                            EXHIBIT INDEX Continued


10.8  -            Agreement dated as of February 11, 1994 between Choice
                   Hotels International, Inc. and Frederick W. Mosser.  Exhibit
                   10.1 to Form 10-Q for the quarter ended February 28, 1994 is incorporated herein by reference.

10.9 - Employment Agreement dated February 17, 1992 between Manor Care, Inc. and Donald J. Landry. Exhibit 10.15 to Form 10-K for the year ended May 31, 1992 is incorporated herein by reference.

10.10 - Directors Retirement Plan. Exhibit 10.16 to Form 10-K for the year ended May 31, 1992 is incorporated herein by reference.

10.11 - Key Executive Stock Option Plan of 1993. Annex A to the Proxy Statement dated August 20, 1993 is incorporated herein by reference.

13    -            1994 Annual Report to Stockholders (information incorporated by reference).

21    -            Subsidiaries of the Registrant.

23    -            Consent of Independent Public Accountants.

99    -            Proxy Statement dated August 10, 1994.