Form 10-Q
period 1994-08-31
MANOR CARE INC/NEW
filed 1994-10-06
CIK 354604

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended August 31, 1994
                                                  _______________

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _______ to _______


                                MANOR CARE, INC.
                                ________________

                         COMMISSION FILE NUMBER 1-8195
                         _____________________________


Incorporated in Delaware            E.I.#52-1200376
________________________            _______________

10750 Columbia Pike, Silver Spring, Maryland 20901
___________________________________________________

Telephone:  (301) 681-9400
_________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
   _______      _______

62,360,364 Common Shares were outstanding as of October 6, 1994.

                         This report contains 10 pages.

                         PART I. FINANCIAL INFORMATION




                              FINANCIAL STATEMENTS


                       MANOR CARE, INC. AND SUBSIDIARIES


The consolidated balance sheet as of August 31, 1994, the consolidated statements of income and the consolidated statements of cash flows for the three month periods ended August 31, 1994 and 1993, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at August 31, 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1994 annual report to shareholders, previously filed with the Commission. The results of operations and cash flows for the three month periods ended August 31, 1994 and 1993 are not necessarily indicative of the operating results or cash flows for the full year.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                              August 31, 1994             May 31, 1994
                                              ---------------             ------------
                                                (Unaudited)                  (Note)
ASSETS

Current Assets
      Cash and cash equivalents                $   43,323                 $   60,487
      Receivables (net of allowances
       of $24,213 and $24,431)                     88,503                     84,766
      Inventories                                  12,816                     12,954
      Current deferred income tax benefit          12,317                     12,317
      Prepaid expenses                             29,873                     10,588
      Other current assets                          2,094                      2,240
                                                ---------                  ---------
            Total current assets                  188,926                    183,352
                                                ---------                  ---------

Property and Equipment, at cost
      Land                                        101,833                     92,838
      Buildings and improvements                  841,218                    813,131
      Capitalized leases                           18,991                     18,991
      Furniture, fixtures and equipment           196,907                    187,804
      Facilities in progress                       23,446                     19,632
                                                ---------                  ---------
                                                1,182,395                  1,132,396
      Less accumulated depreciation              (323,421)                  (308,046)
                                                ---------                  ---------
        Net property and equipment                858,974                    824,350
                                                ---------                  ---------

Lodging franchise rights, net                      63,732                     64,454
                                                ---------                  ---------

Other Assets                                      114,414                    114,369
                                                ---------                  ---------

                                               $1,226,046                 $1,186,525
                                                =========                  =========




NOTE: The balance sheet at May 31, 1994 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                              August 31, 1994             May 31, 1994
                                              ---------------             ------------
                                                (Unaudited)                  (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Current portion of long-term debt        $    5,245                 $    5,869
      Accounts payable                             53,351                     50,231
      Accrued expenses                             88,948                     97,597
      Income taxes payable                         24,974                     12,681
                                                ---------                  ---------
           Total current liabilities              172,518                    166,378
                                                ---------                  ---------

Mortgage and other Long-Term Debt                 115,046                    119,333
                                                ---------                  ---------

Subordinated Long-Term Debt                       157,648                    157,602
                                                ---------                  ---------

Deferred Income Taxes and Other                   223,590                    209,397
                                                ---------                  ---------

Stockholders' Equity
      Common stock                                  6,547                      6,545
      Contributed capital                         167,590                    167,316
      Retained earnings                           425,515                    402,520
      Cumulative translation adjustments              146                        (31)
      Treasury stock, at cost                     (42,554)                   (42,535)
                                                ---------                  ---------

           Total stockholders' equity             557,244                    533,815
                                                ---------                  ---------

                                               $1,226,046                 $1,186,525
                                                =========                  =========



NOTE: The balance sheet at May 31, 1994 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per-share data)

                                                     Three Months Ended August 31,
                                                     -----------------------------
                                                   1994                       1993
                                                   ----                       ----
Revenues
      Healthcare, net                            $242,974                   $221,273
      Lodging                                      78,427                     63,355
                                                  -------                    -------
            Total revenues                        321,401                    284,628
                                                  -------                    -------

Expenses
      Healthcare                                  184,728                    168,141
      Lodging                                      54,019                     45,699
      Depreciation & amortization                  17,724                     16,201
      General corporate                            17,466                     15,555
                                                  -------                    -------
            Total expenses                        273,937                    245,596
                                                  -------                    -------

            Income from operations                 47,464                     39,032
                                                  -------                    -------

Other income (expenses)
      Interest income and other                       354                        530
      Gain on sale of property                          0                      7,978
      Interest expense                             (6,655)                    (8,978)
                                                  -------                    -------
            Total other (expenses), net            (6,301)                      (470)
                                                  -------                    -------

            Income before income taxes             41,163                     38,562

Income tax expenses
      Effect of change in tax law                       -                      3,600
      Provision for quarter                        16,800                     15,200
                                                  -------                    -------
                                                   16,800                     18,800
                                                  -------                    -------

Net income                                       $ 24,363                   $ 19,762
                                                  =======                    =======

Average shares outstanding                         62,536                     57,564
                                                  =======                    =======

Income per share of common stock                 $    .39                   $    .34
                                                  =======                    =======

Dividends per share of common stock              $   .022                   $   .022
                                                  =======                    =======

                       MANOR CARE, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                               Three Months Ended August 31,
                                                               -----------------------------
                                                                1994                    1993
                                                              --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 24,363                $ 19,762
Reconciliation of net income to net cash
 provided by operating activities:
      Depreciation and amortization                            17,724                  16,201
      Amortization of debt discount                               250                     252
      Provision for bad debts                                   2,792                   2,823
      Increase in deferred taxes                                 (944)                  3,404
      Gain on sale of facilities                                    -                  (7,978)
Changes in assets and liabilities
 (excluding sold facilities):
      Change in accounts receivable                            (6,592)                 (1,646)
      Change in inventory and other current assets            (19,000)                (20,530)
      Change in accounts payable and accrued expenses          (5,529)                 (9,516)
      Change in income taxes payable                           12,293                   9,524
      Change in other liabilities                              15,137                       -
                                                              -------                 -------

              NET CASH PROVIDED BY OPERATING ACTIVITIES        40,494                  12,296
                                                              -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in property and equipment                    (39,635)                (15,614)
      Acquisition of operating hotels                          (9,970)                 (2,233)
      Acquisition of operating pharmacies                           -                  (4,846)
      Proceeds from sale of facilities                              -                  15,630
      Other items, net                                         (2,046)                    727
                                                              -------                 -------

              NET CASH UTILIZED BY INVESTING ACTIVITIES       (51,651)                 (6,336)
                                                              -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments of debt                               (4,911)                (37,614)
      Proceeds from exercise of stock options                     276                     220
      Dividends paid                                           (1,372)                 (1,263)
                                                              -------                 -------

              NET CASH PROVIDED (UTILIZED) BY FINANCING
                ACTIVITIES                                     (6,007)                (38,657)
                                                              -------                 -------

CHANGE IN CASH AND CASH EQUIVALENTS                           (17,164)                (32,697)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               60,487                  80,844
                                                              -------                 -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 43,323                $ 48,147
                                                              =======                 =======

                       MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 1994
                                  (unaudited)


Long-Term Debt

During the three months ended August 31, 1994, the Company paid off approximately $5 million in debt.

During the three months ended August 31, 1993, the Company paid off approximately $37 million in debt. Debt reduced was primarily bank lines of credit.

Acquisitions, Divestitures and Sales of Property

In August 1993, a pharmacy business in Oregon was purchased for approximately $5.0 million. In January 1994, a pharmacy business in Colorado was acquired for approximately $3.5 million.

During fiscal year 1994 the Company purchased thirteen operating hotels containing a total of 1,900 rooms for approximately $44.2 million. In the first quarter of fiscal 1995, three operating hotels containing 454 rooms were purchased for approximately $10.0 million.

In July 1993, three nursing facilities were sold for $15.6 million resulting in a pre-tax gain of approximately $8.0 million. In February 1994, one hotel was sold for $7.2 million.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Available cash balances and unused lines of credit remain adequate to ensure sufficient liquidity and capital resources for the foreseeable future.

Results of Operations

Net income for the three months ended August 31, 1994 was $24.4 million or $.39 per share, compared to $19.8 million or $.34 per share, last year. Income from operations for the three months ended August 31, 1994 was $47.5 million; this compares to $39.0 million for the same period last year. Included in the prior year results are pre-tax and after-tax gains on sale of three nursing facilities of $8.0 million and $4.8 million, respectively. Also included in the prior year results was an adjustment increasing income taxes $3.6 million to reflect the increase in Federal income tax rates enacted in August 1993.

Gross profit for the healthcare division improved $5.1 million for the three months ended August 31, 1994 when compared to the same period last year. Healthcare revenues and expenses both rose 10%. The improvement in gross profit was primarily due to higher occupancies in the Company's nursing facilities and added capacity in Vitalink, the Company's institutional pharmacy subsidiary.

Gross profit for the lodging division increased $6.8 million for the three months ended August 31, 1994 when compared to the same period last year. Lodging revenues rose 24% and operating expenses 18%. The improved operating performance is attributable to added capacity in the Company's hotel division and improved conditions in the overall travel industry.

General Corporate expense for the three months ended August 31, 1994 increased $1.9 million when compared to the same period last year. General corporate expense represented 5.4% of revenues during the three months ended August 31, 1994 as compared to 5.5% during the same period in the prior year. General corporate expense includes risk management, treasury, accounting, legal, human resources and other administrative support functions.

Depreciation and amortization for the three months ended August 31, 1994 increased $1.5 million primarily due to new construction and recent acquisitions.

Interest expense of $6.7 million was $2.3 million below prior year's amount. The net decrease is primarily due to the early redemption and conversion of the $99 million of 6-3/8% debentures on October 25, 1993. Interest capitalized amounted to $.3 million and $.2 million in the quarters ended August 31, 1994 and 1993, respectively.

                       MANOR CARE, INC. AND SUBSIDIARIES


                           PART II OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual shareholders meeting on September 9, 1994, the shareholders elected the directors who had been nominated by the Company. The number of votes cast was as follows:

                                     For           Against/Withheld
                                     ---           ----------------
Stewart Bainum, Jr.               55,420,969            896,801
Stewart Bainum                    55,416,985            900,785
Jack R. Anderson                  55,419,478            898,292
Regina E. Herzlinger              55,411,938            905,832
William H. Longfield              55,420,742            897,028
Frederic V. Malek                 55,414,160            903,610
Jerry E. Robertson                55,422,979            894,791


The shareholders approved an increase in authorized common stock from 80,000,000 shares to 160,000,000 shares. There were 52,239,933 shares voted in favor of the proposal, 2,219,379 shares voted against, 347,917 shares abstaining and 696,584 broker non-votes.

The shareholders also approved the Manor Care, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan, under which 230,000 shares of Company common stock will be reserved for issuance upon exercise of options and stock purchase rights by non-employee directors. There were 50,400,897 shares voted in favor of the proposal, 3,860,251 shares voted against, 513,781 shares abstaining and 728,884 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         3.1 - Articles of Incorporation, as amended.
         27 - Financial Data Schedule

(b) There were no reports filed on Form 8-K for the three months ended August 31, 1994.

                       MANOR CARE, INC. AND SUBSIDIARIES




                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MANOR CARE, INC.
                                  ------------------
         (Registrant)





Date:October 6, 1994      By:     James A. MacCutcheon
     ---------------              Senior Vice President,
                                  Chief Financial Officer
                                  and Treasurer


Date:October 6, 1994      By:     James H. Rempe
     ---------------              Senior Vice President,
                                  General Counsel and Secretary


Date:October 6, 1994      By:     Margarita Schoendorfer
     ---------------              Vice President and
                                  Corporate Controller

                                EXHIBIT INDEX


Exhibit No.       Description
- -----------       -----------

    3.1           Certificate of Incorporation of Manor Care Holding Company

   27             Financial Data Schedule