Form 10-Q
period 1994-11-30
MANOR CARE INC/NEW
filed 1995-01-06
CIK 354604

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended November 30, 1994

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


Yes   X       No_______

62,369,220 Common Shares were outstanding as of January 5, 1995.

                         This report contains 11 pages.

                         PART I. FINANCIAL INFORMATION





                              FINANCIAL STATEMENTS

                       MANOR CARE, INC. AND SUBSIDIARIES


      The consolidated balance sheet as of November 30, 1994, the consolidated statements of income for the three and six month periods ended November 30, 1994 and 1993, and the consolidated statements of cash flows for the six months ended November 30, 1994 and 1993, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 1994 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1994 annual report to shareholders, previously filed with the Commission. The results of operations for the three and six month periods ended November 30, 1994 and 1993, and cash flows for the six months ended November 30, 1994 and 1993, are not necessarily indicative of the operating results or cash flows for the full year.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                        November 30, 1994   May 31, 1994
                                        -----------------   ------------
                                           (Unaudited)         (Note)
ASSETS

Current assets
     Cash and cash equivalents               $   48,027     $   60,487
     Receivables (net of allowances
      of $24,867 and $24,431)                    84,544         84,766
     Inventories                                 13,047         12,954
     Current deferred income tax benefit         12,317         12,317
     Prepaid expenses                            22,440         10,588
     Other current assets                         2,058          2,240
                                              ---------      ---------
          Total current assets                  182,433        183,352
                                              ---------      ---------


Property and equipment, at cost
     Land                                       100,973         92,838
     Buildings and improvements                 870,058        813,131
     Capitalized leases                          18,991         18,991
     Furniture, fixtures and equipment          210,309        187,804
     Facilities in progress                      26,649         19,632
                                              ---------      ---------
                                              1,226,980      1,132,396
     Less accumulated depreciation             (338,713)      (308,046)
                                              ---------      ---------
          Net property and equipment            888,267        824,350
                                              ---------      ---------

Lodging franchise rights                        63,009          64,454
                                             ---------       ---------

Other assets                                   113,631         114,369
                                             ---------       ---------

                                             $1,247,340     $1,186,525
                                              =========      =========





NOTE: The balance sheet at May 31, 1994 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                November 30, 1994   May 31, 1994
                                                -----------------   ------------
                                                   (Unaudited)         (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Current portion of long-term debt              $    5,961       $    5,869
    Accounts payable                                   53,168           50,231
    Accrued expenses                                   92,791           97,597
    Income taxes                                       21,414           12,681
                                                    ---------       ----------
          Total current liabilities                   173,334          166,378
                                                    ---------       ----------

Mortgage and other long-term debt                     112,246          119,333
                                                    ---------       ----------

Subordinated long-term debt                           157,694          157,602
                                                    ---------       ----------

Deferred Income Taxes and other                       222,916          209,397
                                                    ---------       ----------

Stockholders' Equity
    Capital stock                                       6,548            6,545
    Contributed capital                               167,718          167,316
    Retained earnings                                 449,149          402,520
    Cumulative translation adjustments                    343              (31)
    Treasury stock, at cost                           (42,608)         (42,535)
                                                    ---------        ---------

          Total stockholders' equity                  581,150          533,815
                                                    ---------       ----------

                                                   $1,247,340       $1,186,525
                                                    =========        =========



NOTE: The balance sheet at May 31, 1994 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per-share data)



                                     Three Months Ended      Six Months Ended
                                         November 30,           November 30,
                                   ---------------------    -------------------
                                     1994      1993            1994      1993
                                   --------  ---------       --------  --------
Revenues
  Healthcare, net                  $247,118  $224,102       $490,092  $445,375
  Lodging                            77,127    60,523        155,554   123,878
                                   --------  --------       --------  --------
     Total revenues                 324,245   284,625        645,646   569,253
                                   --------  --------       --------  --------

Expenses
  Healthcare                        187,332   170,036        372,060   338,177
  Lodging                            52,123    40,788        106,142    86,487
  Depreciation & amortization        18,215    16,229         35,939    32,430
  General corporate                  18,750    15,989         36,216    31,544
                                   --------  --------       --------  --------
     Total expenses                 276,420   243,042        550,357   488,638
                                   --------  --------       --------  --------

     Income from operations          47,825    41,583         95,289    80,615
                                   --------  --------       --------  --------

Other income (expenses)
  Interest income and other             615       532            969     1,062
  Gain on sale of property                -         -              -     7,978
  Interest expense                   (6,233)   (8,274)       (12,888)  (17,252)
                                   --------  --------        -------   -------
     Total other (expenses), net     (5,618)   (7,742)       (11,919)   (8,212)
                                   --------  --------        -------   -------

     Income before income taxes      42,207    33,841         83,370    72,403

Income taxes                         17,200    13,600         34,000    32,400
                                   --------  --------       --------  --------

Net income                         $ 25,007  $ 20,241       $ 49,370  $ 40,003
                                   ========  ========       ========  ========

Average shares outstanding           62,468    59,602         62,461    58,578
                                   ========  ========       ========  ========

Net income per share of common
 stock                             $    .40  $    .34       $    .79  $    .68
                                   ========  ========       ========  ========

Dividends per share of common
 stock                             $   .022  $   .022       $   .044  $   .044
                                   ========  ========       ========  ========


                      MANOR CARE, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                (in thousands)


                                                      Six Months Ended
                                                        November 30,
                                                   ---------------------
                                                     1994         1993
                                                   --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  49,370     $  40,003
Reconciliation of net income to net cash
 provided by operating activities:
     Depreciation and amortization                    35,939        32,430
     Amortization of debt discount                       402         1,172
     Provision for bad debt                            6,320         5,942
     Increase in deferred taxes                       (2,508)        5,823
     Gain on sale of facilities                            -        (7,978)
Changes in assets and liabilities
 (excluding sold facilities):
     Change in receivables                            (6,098)        9,394
     Change in inventories and other current assets  (11,700)      (16,361)
     Change in accounts payable and accrued expenses  (1,869)       (2,356)
     Change in income taxes payable                    8,733         8,436
     Change in other liabilities                      16,027          (591)
                                                    --------      --------

        NET CASH PROVIDED BY OPERATING ACTIVITIES     94,616        75,914
                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in property and equipment           (69,808)       (33,641)
     Acquisition of operating pharmacies                  -         (4,846)
     Acquisition of operating hotels                (22,270)       (16,367)
     Acquisition of a nursing facility               (3,000)             -
     Proceeds from sale of facilities                     -         15,630
     Other items, net                                (2,260)         2,773
                                                   --------       --------

        NET CASH UTILIZED BY INVESTING ACTIVITIES   (97,338)       (36,451)
                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of debt                      (7,245)       (47,488)
     Proceeds from exercise of stock options            248            422
     Dividends paid                                  (2,741)        (2,526)
                                                    --------       --------

       NET CASH UTILIZED BY FINANCING ACTIVITIES     (9,738)       (49,592)
                                                   --------       --------

CHANGE IN CASH AND CASH EQUIVALENTS                 (12,460)       (10,129)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     60,487         80,844
                                                   --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  48,027      $  70,715
                                                   ========       ========


                       MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1994
                                  (unaudited)
Long-Term Debt

During the six months ended November 30, 1994, the Company repaid approximately $7 million of debt. On November 30, 1994 the Company entered into a $250 million Competitive Advance and Multi-Currency Revolving Credit Facility provided by a group of eighteen banks. This loan facility replaces the $100 million Revolving Credit Facility and the $65 million Multi-Currency Revolving Credit Facility. Outstanding borrowings under the new facility at November 30, 1994 totalled $43.7 million. The facility provides that up to $75 million is available for borrowings in foreign currencies. Borrowings under the facility are, at the option of the Company, one of several rates including LIBOR plus 26.25 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the facility. The facility requires the Company to pay fees of 3/16 of 1% on the entire loan commitment. The facility will terminate on November 30, 1999.

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

During fiscal year 1994, the Company purchased thirteen operating hotels containing a total of 1,900 rooms for approximately $44.2 million. In the first six months of fiscal 1995, seven operating hotels were purchased containing a total of 960 rooms for approximately $22.3 million.

In July 1993, three nursing facilities were sold for $15.6 million resulting in a pre-tax gain of approximately $8.0 million. In February 1994, one hotel was sold for $7.2 million.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Available cash balances of $48 million and unused lines of credit of $226 million are considered adequate to ensure sufficient liquidity and capital resources for the foreseeable future.

Results of Operations

Net income for the three months ended November 30, 1994 was $25.0 million, or $.40 per share, compared to $20.2 million, or $.34 per share, last year. Net income for the six months ended November 30, 1994 was $49.4 million, or $.79 per share, compared to $40.0 million, or $.68 per share, last year. Income from operations for the three and six month periods ended November 30, 1994 were $47.8 million and $95.3 million, respectively. This compares to income from operations in the same periods last year of $41.6 million and $80.6 million.

Gross profit for the healthcare division for the three and six month periods ended November 30, 1994 increased $5.7 and $10.8 million, respectively, when compared with the same periods last year. For the three and six months ended November 30, 1994, both healthcare revenues and operating expenses increased 10% in each period. The improvement in gross profit was primarily due to higher occupancies in the Company's nursing facilities and added capacity in Vitalink, the Company's institutional pharmacy subsidiary.

Gross profit of the lodging division for the three and six month periods ended November 30, 1994 increased $5.3 million and $12.0 million, respectively, when compared to the same periods last year. Lodging revenues increased 27% and 26% for the three and six months periods, respectively. The improved operating performance is attributable to improved conditions in the overall travel industry as well as added capacity in our hotel division.

Depreciation and amortization increased $2.0 and $3.5 million for the three and six month periods ended November 30, 1994, respectively, due to new construction and acquisitions in the past twelve months.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Continued)

General corporate expenses for the three and six month periods ended November 30, 1994 increased $2.8 million and $4.7 million, respectively, when compared to the same periods last year. General corporate expense represented 5.6% of revenues during the six months ended November 30, 1994 as compared to 5.5% during the same period in the prior year. General corporate expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

Interest expense decreased $2.0 million and $4.4 million for the three and six months ended November 30, 1994, respectively, primarily due to the early redemption and conversion of the $99 million of 6 3/8% debentures on October 25, 1993. Interest capitalized amounted to $.8 million and $.2 million in the six months ended November 30, 1994 and 1993, respectively.

                       MANOR CARE, INC. AND SUBSIDIARIES

                           PART II OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits
                27 - Financial Data Schedule

          (b) There were no reports filed on Form 8-K for the three months ended November 30, 1994

                       MANOR CARE, INC. AND SUBSIDIARIES


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MANOR CARE, INC.


      (Registrant)





Date:  January 5, 1995   By:  James A. MacCutcheon
       ---------------        Senior Vice President,
                              Chief Financial Officer
                              and Treasurer




Date:  January 5, 1995   By:  James H. Rempe
       ---------------        Senior Vice President General
                              Counsel and Secretary




Date:  January 5, 1995   By:  Margarita Schoendorfer
       ---------------        Vice President and
                              Corporate Controller

                                 EXHIBIT INDEX

                                 -------------
          EXHIBIT
            NO.         DESCRIPTION
          -------       ------------

            27          Financial Data Schedule