Form 10-Q
period 1995-02-28
MANOR CARE INC/NEW
filed 1995-04-11
CIK 354604

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended February 28, 1995

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period _______ to ________



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

62,422,220 Common Shares were outstanding as of April 10, 1995.

                         This report contains 11 pages.

                          PART I. FINANCIAL INFORMATION



                              FINANCIAL STATEMENTS

                        MANOR CARE, INC. AND SUBSIDIARIES

The consolidated balance sheet as of February 28, 1995, the consolidated statements of income for the three and nine month periods ended February 28, 1995 and 1994, and the consolidated statements of cash flows for the nine months ended February 28, 1995 and 1994, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 28, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1994 annual report to shareholders, previously filed with the Commission. The results of operations for the three and nine month periods ended February 28, 1995 and 1994, and cash flows for the nine months ended February 28, 1995 and 1994, are not necessarily indicative of the operating results or cash flows for the full year.

                        MANOR CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                February 28, 1995    May 31, 1994
                                                -----------------    ------------
                                                    (Unaudited)         (Note)
ASSETS

Current assets
   Cash and cash equivalents                       $    71,475      $    60,487
   Receivables (net of allowances
       of $24,077 and $24,431)                          87,897           84,766
   Inventories                                          14,112           12,954
   Current deferred income tax benefit                  12,317           12,317
   Prepaid expenses                                     13,040           10,588
   Other assets                                         19,182            2,240
                                                   -----------      -----------
         Total current assets                          218,023          183,352
                                                   -----------      -----------

Property and equipment, at cost
   Land                                                111,004           92,838
   Building and improvements                           892,887          813,131
   Capitalized leases                                   18,991           18,991
   Furniture, fixtures and equipment                   209,034          187,804
   Facilities in progress                               30,247           19,632
                                                   -----------      -----------
                                                     1,262,163        1,132,396
   Less accumulated depreciation                      (333,605)        (308,046)
                                                   -----------      -----------
         Net property and equipment                    928,558          824,350
                                                   -----------      -----------

Lodging franchise rights                                62,287           64,454
                                                   -----------      -----------

Other assets                                           103,178          114,369
                                                   -----------      -----------

                                                   $ 1,312,046      $ 1,186,525
                                                   ===========      ===========

   NOTE: The balance sheet at May 31, 1994 has been taken from the audited financial statements at that date.

                        MANOR CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                February 28, 1995    May 31, 1994
                                                -----------------    ------------
                                                   (Unaudited)          (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Current portion of long-term debt               $    19,987       $     5,869
  Accounts payable                                     61,992            50,231
  Accrued expenses                                    102,669            97,597
  Income taxes payable                                 14,032            12,681
                                                  -----------       -----------
      Total current liabilities                       198,680           166,378
                                                  -----------       -----------

Mortgage and other long-term debt                     141,760           119,333
                                                  -----------       -----------

Subordinated long-term debt                           157,625           157,602
                                                  -----------       -----------

Deferred Income Taxes and Other                       214,738           209,397
                                                  -----------       -----------
Stockholders' Equity
  Capital stock                                         6,550             6,545
  Contributed capital                                 168,228           167,316
  Retained earnings                                   466,517           402,520
  Cumulative translation adjustment                       556               (31)
  Treasury stock, at cost                             (42,608)          (42,535)
                                                  -----------       -----------

      Total stockholders' equity                      599,243           533,815
                                                  -----------       -----------

                                                  $ 1,312,046       $ 1,186,525
                                                  ===========       ===========

NOTE: The balance sheet at May 31, 1994 has been taken from the audited financial statements at that date.

                        MANOR CARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per-share data)

                                                                     Three Months Ended                      Nine Months Ended
                                                                         February 28,                           February 28,
                                                                 ----------------------------          ----------------------------
                                                                    1995               1994               1995               1994
                                                                 ---------          ---------          ---------          ---------
Revenues
  Healthcare, net                                                $ 258,255          $ 231,503          $ 748,347          $ 676,878
  Lodging                                                           63,845             52,568            219,399            176,446
                                                                 ---------          ---------          ---------          ---------
         Total revenues                                            322,100            284,071            967,746            853,324
                                                                 ---------          ---------          ---------          ---------

Expenses
  Healthcare                                                       196,742            175,488            568,802            513,665
  Lodging                                                           48,154             40,836            154,296            127,323
  Depreciation & amortization                                       19,347             16,766             55,286             49,196
  General corporate                                                 19,431             17,658             55,647             49,202
                                                                 ---------          ---------          ---------          ---------
         Total expenses                                            283,674            250,748            834,031            739,386
                                                                 ---------          ---------          ---------          ---------

         Income from operations                                     38,426             33,323            133,715            113,938
                                                                 ---------          ---------          ---------          ---------

Other income (expenses)
  Interest income and other                                            468                440              1,437              1,502
  Gain on sale of property                                              --                 --                 --              7,978
  Interest expense                                                  (7,253)            (7,312)           (20,141)           (24,564)
                                                                 ---------          ---------          ---------          ---------
         Total other (expenses), net                                (6,785)            (6,872)           (18,704)           (15,084)
                                                                 ---------          ---------          ---------          ---------

Income before income taxes                                          31,641             26,451            115,011             98,854

Income taxes                                                        12,900             10,800             46,900             43,200
                                                                 ---------          ---------          ---------          ---------

Net income                                                       $  18,741          $  15,651          $  68,111          $  55,654
                                                                 =========          =========          =========          =========
Average shares outstanding                                          62,482             62,450             62,468             59,854
                                                                 =========          =========          =========          =========

Net income per share of common
 stock                                                           $     .30          $     .25          $    1.09          $     .93
                                                                 =========          =========          =========          =========

Dividends per share of common
 stock                                                           $    .022          $    .022          $    .066          $    .066
                                                                 =========          =========          =========          =========

                       MANOR CARE, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                              Nine Months Ended
                                                                      February 28,         February 28,
                                                                          1995                 1994
                                                                       ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  68,111             $  55,654
Reconciliation of net income to net cash
 provided by operating activities:
 Depreciation and amortization                                            55,286                49,196
 Amortization of debt discount                                               536                   864
 Provision for bad debts                                                  10,551                 9,300
 Increase in deferred taxes                                               (5,006)                5,877
 Gain on sale of facilities                                                   --                (7,978)
Changes in assets and liabilities
 (excluding sold facilities):
 Change in accounts receivable                                           (13,683)              (11,287)
 Change in inventory and other current assets                            (10,552)               (6,874)
 Change in accounts payable and accrued expenses                          16,800                 1,806
 Change in income taxes payable                                            1,351                 1,621
 Change in other liabilities                                              10,347                 2,893
                                                                       ---------             ---------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                              133,741               121,072
                                                                       ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property and equipment                                    (90,928)              (58,460)
 Acquisition of operating pharmacies                                          --                (7,250)
 Acquisition of operating hotels                                         (32,252)              (27,250)
 Acquisition of healthcare facilities                                    (25,894)                   --
 Investment in a healthcare business                                          --               (10,000)
 Proceeds from sale of facilities                                             --                15,630
 Other items, net                                                         (6,106)               (2,775)
                                                                       ---------             ---------

  NET CASH UTILIZED BY INVESTING ACTIVITIES                             (155,180)              (90,105)
                                                                       ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank loans                                                 42,000                    --
 Principal payments of debt                                               (5,991)              (52,899)
 Proceeds from exercise of stock options                                     532                 1,985
 Dividends paid                                                           (4,114)               (4,002)
                                                                       ---------             ---------

  NET CASH UTILIZED BY FINANCING ACTIVITIES                               32,427               (54,916)
                                                                       ---------             ---------

CHANGE IN CASH AND CASH EQUIVALENTS                                       10,988               (23,949)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          60,487                80,844
                                                                       ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  71,475             $  56,895
                                                                       =========             =========

                        MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 1995
                                   (unaudited)

Long-Term Debt

During the nine months ended February 28, 1995, the Company increased its borrowings by approximately $36 million. On November 30, 1994 the Company entered into a $250 million Competitive Advance and Multi-Currency Revolving Credit Facility provided by a group of eighteen banks. This loan facility replaces the $100 million Revolving Credit Facility and the $65 million Multi-Currency Revolving Credit Facility. Outstanding borrowings under the new facility at February 28, 1995 totalled $74.7 million. The facility provides that up to $75 million is available for borrowings in foreign currencies. Borrowings under the facility are, at the option of the Company, at one of several rates including LIBOR plus 26.25 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the facility. The facility requires the Company to pay fees of 3/16 of 1% on the entire loan commitment. The facility will terminate on November 30, 1999.

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

During the first nine months of fiscal 1995, five operating healthcare facilities (four of which are assisted living facilities) were acquired for approximately $25.9 million. During fiscal year 1994, the Company acquired thirteen operating hotels containing a total of 1,900 rooms for approximately $44.2 million. In the first nine months of fiscal 1995, nine operating hotels were acquired containing a total of 1,296 rooms for approximately $32.2 million. These acquisitions were accounted for as a purchase and approximately 70% of the total costs are allocated to buildings, 20% to land and the remainder to furniture, fixtures and equipment.

                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Available cash balances of $71 million as of February 28, 1995 and unused lines of credit of $175 million are considered adequate to ensure sufficient liquidity and capital resources for both the upcoming year and the foreseeable future.

Results of Operations

Net income for the three months ended February 28, 1995 was $18.7 million or $.30 per share as compared to $15.7 million or $.25 per share reported in the prior year quarter. For the nine months ended February 28, 1995, net income amounted to $68.1 million or $1.09 per share as compared to the prior year's $55.7 million or $.93 per share.

Income from operations for the three and nine month periods ended February 28, 1995 was $38.4 million and $133.7 million, respectively. This compares to income from operations in the same periods last year of $33.3 million and $113.9 million, respectively.

Gross profit for the healthcare division for the three and nine months ended February 28, 1995, increased $5.5 million and $16.3 million, respectively, when compared with the same periods last year. For the three months ended February 28, 1995, healthcare revenues and operating expenses rose 12%. For the nine months ended February 28, 1995, healthcare revenues and expenses increased 11%. Higher occupancies and rate increases in the Company's nursing facilities improved year-to-date gross profits by $4.5 million and $5.6 million, respectively. The remaining improvement was primarily due to added capacity in Vitalink, the Company's institutional pharmacy subsidiary.

                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Gross profit for the lodging division for the three and nine month periods ended February 28, 1995 increased $4.0 million and $15.9 million, respectively, when compared to the same periods last year. Lodging revenues increased 21% and 24% and lodging expenses increased 18% and 21% for the three and nine month periods, respectively. Significant increases in revenues and expenses are due to the recent purchases of hotels. In fact, hotel acquisitions have contributed $25 million and $7 million to the increase in year-to-date revenues and operating profits, respectively. Furthermore, operating profits have increased due to the economy's gradual recovery which has stimulated demand for the Company's economy and mid-market lodging brands. This recovery has improved the Company's hotel franchise subsidiary year-to-date profits by $7 million over the prior year.

Depreciation and amortization increased $2.6 and $6.1 million for the three and nine month periods ended February 28, 1995, respectively, due to acquisitions and increases in property and equipment resulting from additions and renovations to existing facilities during the past twelve months.

General Corporate expenses for the three and nine months ended February 28, 1995 increased $1.8 million and $6.4 million, respectively, when compared to the same periods last year. These increases were primarily due to general inflation and increased payroll and benefits costs relating to various programs. General corporate expense represented 5.8% of revenues during the nine months ended February 28, 1995 as well as during the same period in the prior year. General corporate expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

Interest expense for the three and nine months ended February 28, 1995 decreased $.1 million and $4.4 million, respectively, when compared to the same periods last year. The net decrease is primarily due to the early redemption and conversion of the $99 million of 6-3/8% debentures on October 25, 1993. Interest capitalized, in conjunction with construction programs, amounted to $1.4 million and $.4 million in the nine months ended February 28, 1995 and 1994, respectively.

                        MANOR CARE, INC. AND SUBSIDIARIES

                            PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             27 - Financial Data Schedule

         (b) There were no reports filed on Form 8-K for the three months ended February 28, 1995.

                        MANOR CARE, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MANOR CARE, INC.

   (Registrant)

Date: April 10, 1995              By:      James A. MacCutcheon

                                           Senior Vice President
                                           and Chief Financial Officer

Date: April 10, 1995              By:      James H. Rempe

                                           Senior Vice President
                                           General Counsel and Secretary




Date: April 10, 1995              By:      Margarita Schoendorfer

                                           Vice President and
                                           Corporate Controller

                                EXHIBIT INDEX

                  Exhibit 27   -    Financial Data Schedule