Form 10-K
period 1995-05-31
MANOR CARE INC/NEW
filed 1995-08-28
CIK 354604

                                   FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended             May 31, 1995
                                    -------------------------------------------

                                       OR

  ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF  1934 (NO FEE REQUIRED)
          For the transition period from                   to
                                         -----------------    -----------------

                         Commission File Number 1-8195
                                                ------

                                MANOR CARE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     52-1200376
-------------------------------              ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


10750 Columbia Pike,  Silver Spring, Maryland                    20901
---------------------------------------------            ----------------------
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code        (301) 681-9400
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange On
         Title of Each Class                              Which Registered
-----------------------------------------              ------------------------
Common Stock, Par Value $.10 per share                 New York Stock Exchange
Registrant's Guaranty of 4-3/4% Con-
  vertible Subordinated Debentures due
  September 1, 1997 issued by Cenco
  Incorporated                                         New York Stock Exchange
Registrant's Guaranty of 5% Convertible
  Subordinated Debentures due November 1,
  1996 issued by Cenco Incorporated                    New York Stock Exchange
-----------------------------------------              ------------------------


Securities registered pursuant to Section 12(g) of the Act:

              15-1/2% Subordinated Debentures due August 1, 2002
-------------------------------------------------------------------------------
                                (Title of Class)

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

                               Yes   X   No
                                   -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates was $1,399,221,470 as of July 31, 1995 based upon a closing price of $32.375 per share.

         The number of shares of Manor Care's Common Stock outstanding at May 31, 1995 was 62,383,120.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART I     1995 Annual Report to Stockholders
PART II    1995 Annual Report to Stockholders
PART III   Proxy Statement dated August 28, 1995


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

         In fiscal year 1995, Manor Care derived approximately 32.6% of its total revenues through Medicare and Medicaid programs; aside from the foregoing, Manor Care has no few or single customers upon whom it is dependent.

Industry Segments

         The Business Segment Information set forth on page 28 of the Company's 1995 Annual Report is hereby incorporated by reference.

Manor Healthcare Corp. - Healthcare Operations

         Manor Care, through Healthcare and its subsidiaries, owns, operates or manages 179 nursing centers (including 18 medical and physical rehabilitation centers), which provide high acuity services, skilled nursing care, intermediate nursing care, custodial care and assisted living, principally for residents over the age of 65. Manor Care and its subsidiaries also own and operate an acute care hospital, 18 pharmacies, 5 nursing assistant training schools and 15 assisted living centers.

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

         Manor Care's nursing centers range in bed capacity from 52 to 240 beds, have an aggregate bed capacity of 23,830 beds, and achieved an occupancy rate of 90% during the 1995 fiscal year. Manor Care's nursing centers are located in 28 states: Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Texas, Utah, Virginia, Washington and Wisconsin.

         The nursing centers are modern structures generally of wall-bearing masonry with fire resistive or protective floor and roof suspension systems. Most have been designed to permit private and semi-private patient room accommodations, and rooms at some facilities may be converted to accommodate up to four beds. Most facilities have individually controlled heating and air-conditioning units. Each nursing center contains a fully equipped kitchen, an isolation room, day room areas, administrative offices and most contain a physical therapy room. Many of Manor Care's centers have specialized wings for assisted living, Alzheimer's patients, individuals with catastrophic injuries, and persons desiring extra amenities and activities. Manor Care believes all of the nursing centers and related equipment are in good condition and well maintained.

         Manor Care has reorganized its healthcare operations into three new divisions. The Long-Term Care Division, in addition to operating general purpose skilled nursing centers, operates MedBridge facilities offering post-acute care for patients who no longer need hospital care. Ten MedBridge facilities and eight MedBridge units within skilled nursing centers currently operate in Colorado, Delaware, Illinois, Maryland, New Jersey, Ohio, Pennsylvania and Virginia. During 1995, the Company opened one new 100-bed nursing center in Ohio, and additions totaling 142 beds to 8 existing centers. The Company also acquired three nursing centers located in Illinois and Maryland for approximately $26,560,000. Manor Care currently has 2 new nursing centers with 120 beds each under construction in Florida and Illinois. Additions totaling 107 beds to 3 existing centers also are under construction.

         The Assisted Living Division operates Springhouse Senior Residences (assisted living facilities designed for the frail elderly) and Arden Courts (assisted living facilities for persons with early to mid-stage

Alzheimer's who do not yet need nursing care). There are 12 Springhouse facilities, located in California, Florida, Maryland, Michigan, North Carolina and Ohio, which include 2 facilities converted from hotels and opened during the year and 6 newly acquired facilities. Six facilities were acquired during the year for approximately $30,185,000. There are five Arden Courts in Illinois, Maryland and Pennsylvania, three that opened in fiscal 1995 and one each in June and July 1995.

         The Alternate Site Services Division is exploring the entry into new businesses such as home healthcare and hospice programs.

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

         As a general rule, the profit margin is higher with private patients than with patients to whom services are rendered with government assistance programs. The following table sets forth certain information concerning revenues from government assistance programs for all of Manor Care's health care operations during fiscal year 1995:

                                         Contractual          Net
                  Gross Revenues         Adjustment*        Revenues
                  --------------         -----------      ------------
Medicare            $264,413,000         $85,816,000      $178,597,000
Medicaid             347,081,000          94,501,000       252,580,000

*Represents the estimated difference between private patient billing rates and amounts recoverable under government programs.

         The following table sets forth certain information concerning occupancy and revenues of Manor Care's nursing centers and hospital during fiscal year 1995:

                           Nursing Centers           Hospital
                        --------------------    --------------------

                           % of       % of         % of       % of
                        Occupancy   Revenues    Occupancy   Revenues
                        ---------   --------    ---------   --------
   Private patients        53%         61%         29%         43%
   Medicaid patients       36          23          18          21
   Medicare patients       11          16          53          36
                          ---         ---         ---         ---
                          100%        100%        100%        100%
                          ===         ===         ===         ===

         Hospital Operations

         Manor Care owns and operates Mesquite Community Hospital in Mesquite, Texas, a Dallas suburb. The 172 licensed bed facility, which opened in 1978, is a general medical/surgical acute care hospital fully accredited by the Joint Commission for the Accreditation of Health Care Organizations. Services include obstetrics, emergency services, coronary/intensive care, day surgery, skilled nursing, and geriatric psychiatry. Fully equipped, modern ancillary and diagnostic services include MRI, CT, nuclear medicine, cardiac catheterization and ultrasound with doppler. The medical staff, representing virtually every medical and surgical specialty, admit and refer patients into the hospital from their private office practices. Patient services are reimbursed from traditional insurance programs, managed care (HMO and PPO), Medicare and Medicaid. The hospital is in the midst of a 30,000 square foot, two-story addition, which will be completed in Spring 1996 and house a new emergency services department and a four operating suite day surgery center.

         Pharmacy Operations

         Healthcare owns 82.3% of Vitalink Pharmacy Services, Inc. ("Vitalink"), a publicly traded company that owns and operates 18 pharmacies located in California, Colorado, Florida, Illinois, Indiana, Iowa, Maryland, New Jersey, Ohio, Oregon, Pennsylvania, Texas and Wisconsin.

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

         Pursuant to various master agreements, a portion of Vitalink's business is with Manor Care. As of May 31, 1995, Vitalink had contracts to serve 16,000 Manor Care beds and 26,400 beds not affiliated with Manor Care, resulting in revenues of $54,734,000 and $57,523,000, respectively, for fiscal 1995.

         In April 1995, Vitalink purchased a pharmacy business in San Antonio, Texas, for $2,451,000, and in July 1995, Vitalink purchased a pharmacy business in Loveland, Colorado, for $2,400,000. In June 1994, Vitalink sold its last retail pharmacy, located in Appleton, Wisconsin, for $144,000.

         Training School Operations

         Medical Aid Training Schools, Inc., a subsidiary of Healthcare, operates five nursing assistant training schools located in New York. The schools provide training for entry level nursing assistants for nursing facilities and home health care.

         Regulation

         Manor Care's healthcare facilities are subject to certain federal statutes and regulations and to regulatory licensing requirements by state and local authorities. All of Manor Care's facilities are currently so licensed. In addition, the facilities are subject to various local building codes and other ordinances. It is anticipated that government regulation of the healthcare industry will become more comprehensive in the future. The extent of the impact of such increased regulation on Manor Care's operations and earnings cannot be predicted.

         State and local agencies survey all nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. Such surveys include reviews of patient utilization of healthcare facilities and standards for patient care. Manor Care endeavors to maintain and operate its facilities in compliance with all such standards and conditions. Manor Care believes that at this time, none of its facilities is in violation of any applicable regulation that would threaten the operation of its business or materially affect the standard of care provided.

         Federal and State Assistance Programs

         Substantially all Manor Care's nursing centers and the Hospital are currently certified to receive benefits provided under the Federal Health Insurance for the Aged Act (commonly referred to as "Medicare"), and under programs administered by the various states to provide medical assistance to the medically indigent ("Medicaid"). Both initial and continuing qualification of a nursing center or hospital to participate in such programs depends upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

         Services under Medicare consist of nursing care, room and board, social services, physical and occupational therapies, drugs, biologicals, supplies, and surgical, ancillary diagnostic and other necessary services of the type provided by extended care or acute care facilities. Under the Medicare program, the federal government pays the reasonable direct and indirect allowable costs (including depreciation and interest) of the services furnished.

     Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to medically indigent persons. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits, at rates based generally on cost reimbursement principles.

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

Hotel Division - Domestic Lodging Operations

         The Hotel Division operated 48 hotels containing a total of 7,971 rooms as of May 31, 1995. During 1995, the Hotel Division purchased 16 hotels containing 2,339 rooms in Arizona, Florida, Maryland, Massachusetts,

Michigan, Ohio, Pennsylvania, South Carolina, Texas and Virginia for an aggregate purchase price of approximately $59,800,000.

         The hotels operate under the "Clarion," "Comfort," "Quality," "Sleep," "Econo Lodge" and "Rodeway" trade names and are located in Alabama, Arizona, California, Florida, Georgia, Louisiana, Maryland, Massachusetts, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Utah and Virginia. All of the hotels are owned by Manor Care or its subsidiaries except two hotels located in California, which are leased.

         During 1995, lodging revenues and expenses included food and beverage sales of $8,121,000 and costs of sales of $6,866,000.

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

         During 1994, Partnership subsidiaries acquired certain assets of a French hotel chain, consisting primarily of franchise rights to approximately 100 hotels (now using the "Comfort" trade name) plus two owned and six leased hotels. During 1995, operations grew to 139 franchisees and eight leased hotels.

Choice Hotels International, Inc. - Franchise Operations

         Manor Care owns 100% of the Preferred Stock and approximately 94.5% of the Common Stock of Choice, which franchises the use of the "Quality," "Comfort," "Clarion," "Sleep," "Econo Lodge," "Friendship" and "Rodeway" trademarks.

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

         Choice also offers its franchisees interior design and decorating services and purchasing services for hotel furniture, fixtures and supplies. During 1995, the revenues and expenses of Choice included hotel supplies sales of $18,227,000 and costs of sales of $13,946,000.

         The standard franchise agreement currently offered by Choice for Clarion Hotels (luxury), Quality Inns and Quality Suites (mid-priced), Comfort Inns and Comfort Suites (luxury-budget) and Sleep Inns (economy hotels with standardized design) provides for an initial fee of $300 per guest room with a $40,000 minimum ($35,000 for Quality). Choice sells Econo Lodge and Rodeway Inn franchises (economy brands) for an initial fee of $250 per guest room ($25,000 minimum). In addition, franchisees are required to pay a royalty fee of 3% to 5% of gross room revenues (depending on brand) and assessments for reservations and marketing services at rates that may be changed to reflect inflation and actual costs incurred. The agreement normally is for a 20-year term.

         Choice has discontinued selling new Friendship Inn franchises, and many existing Friendship Inns have been repositioned to the Rodeway brand.

         Choice supplies disclosure statements containing information for prospective franchisees in accordance with regulations of the Federal Trade Commission ("FTC"). In addition to the FTC regulations, certain states have requirements for registration of franchisors and disclosure requirements similar to the FTC regulations.

         Choice and an affiliate of Journey's End Corporation, a Canadian lodging management company, each own a 50% interest in a corporation that franchises Choice brands in Canada. Choice also has franchised hotels in more than 25 other foreign countries, including England, Ireland, Norway, France, Italy, Germany, India, New Zealand, Australia, Japan, Thailand and Mexico.

     As of May 31, 1995, the seven hotel chains comprised 2,835 open and operating hotels with 245,669 rooms, as set forth below:

                                 United States           Foreign
                               ------------------   ------------------
                               No. of     No. of    No. of     No. of
                               Hotels     Rooms     Hotels     Rooms
                               ------     -------   ------     -------
Franchised Only                 2,263     192,821      510      43,717
Owned/Managed by Manor Care        48       7,971       14       1,160
                                -----     -------      ---      ------

TOTALS                          2,311     200,792      524      44,877
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

Employees

         As of May 31, 1995, Manor Care employed approximately 27,812 full and part-time employees, 23,135 of whom were employed in healthcare operations, 4,225 of whom were employed in lodging and franchise operations, and the remainder in Manor Care's headquarters.

         From time to time, some of Manor Care's nursing centers and the Hospital experience shortages of professional nursing help which may require Manor Care to seek temporary employees through employment agencies at an increased cost. Manor Care does not believe that use of these contract employees has had a material adverse effect on its financial position to date.

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


ITEM 2.  Properties.

         As of May 31, 1995, Manor Care owned, leased or managed 179 nursing and rehabilitation centers in 28 states and one acute care general hospital in Texas, as indicated below:

                                          Number        Number of
               Property                  Of Units    Operating Beds
               --------                  --------    --------------
         Nursing and
           Rehabilitation Centers:
              Owned                         162          21,640
              Leased                         15           1,984
              Managed                         2             206
         Acute Care Hospital                  1             128
                                            ---          ------

         TOTALS                             180          23,958
                                            ===          ======

         As of May 31, 1995, Vitalink leased 18 pharmacies in 13 states and its corporate offices in Naperville, Illinois. As of May 31, 1995, Manor Care owned or leased 62 hotels consisting of 48 domestic hotels containing 7,971 guest rooms and 14 hotels containing 1,160 rooms located in foreign countries. Manor Care also owned 15 assisted living centers.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1995.

EXECUTIVE OFFICERS OF MANOR CARE, INC.

         The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of Manor Care, Inc. ("Manor Care") are set forth below. The business address of each executive officer is 10750 Columbia Pike, Silver Spring, Maryland 20901, unless otherwise indicated.

         Stewart Bainum, Jr. (49) Chairman of the Board of Manor Care and Manor Healthcare Corp. ("Healthcare") since March 1987; Chief Executive Officer of Manor Care since March 1987 and President since June 1989; Vice Chairman of the Board of Vitalink Pharmacy Services, Inc. ("Vitalink") since February 1995; Vice Chairman of the Board of Manor Care and subsidiaries from June 1982 to March 1987; Director of Manor Care since August 1981, of Vitalink since September 1991, of Healthcare since 1976 and of Choice Hotels International, Inc. and its predecessors ("Choice") since 1977; Chief Executive Officer of Healthcare since June 1989 and President from May 1990 to May 1991; Chairman of the Board and Chief Executive Officer of Vitalink from September 1991 to February 1995 and President and Chief Executive Officer from March 1987 to September 1991; Chairman of the Board of Choice from March 1987 to June 1990.

         Stewart Bainum. (76) Vice Chairman of the Board of Manor Care and subsidiaries since March 1987; Chairman of the Board of Manor Care from August 1981 to March 1987, Chief Executive Officer from July 1985 to March 1987, President from May 1982 to July 1985; Chairman of the Board of Healthcare from 1968 to March 1987 and a Director since 1968; Director of Vitalink from September 1991 to September 1994; Chairman of the Board of Choice from 1972 to March 1987 and a Director since 1963; Chairman of the Board of Realty Investment Company, Inc. since 1965.

         Donald J. Landry. (46) President of Choice since January 1995; President of Manor Care Hotel Division since March 1992; various executive positions with Richfield Hotel Management, Inc. and its predecessors for more than 15 years, including President of MHM Corporation.

         Weldon Humphries. (58) Senior Vice President-Real Estate and Development of Manor Care since August 1981, of Choice since February 1981 and of Healthcare since December 1980.

         James A. MacCutcheon. (43) Senior Vice President, Chief Financial Officer and Treasurer of Manor Care, Healthcare and Choice since September 1993; Senior Vice President-Finance and Treasurer from October 1987 to September 1993; Treasurer of Vitalink since September 1992 and a Director since September 1994; Senior Vice President-Finance and Treasurer and a Director of Vitalink from October 1987 to September 1991.

         James H. Rempe. (65) Senior Vice President, General Counsel and Secretary of Manor Care since August 1981, of Choice since February 1981 and of Healthcare since December 1980; Secretary of Vitalink since January 1983 and a Director since September 1994; Senior Vice President and a Director of Vitalink from January 1983 to September 1991.

         Charles A. Shields. (51) Senior Vice President-Human Resources of Manor Care since September 1992; Vice President-Human Resources from October 1989 to September 1992.

         Leigh C. Comas. (29) Vice President-Finance of Manor Care since August 1995; Assistant Treasurer since September 1993; Manager of Corporate Finance from June 1992 to September 1993; previously a business student at Stanford University Graduate School of Business.

         Donald E. Feltman. (40) Vice President-Development of Manor Care since April 1993; previously employed for five years as Director of Development of Marriott Corporation's Senior Living Services Division.

         Larry R. Godla. (38) Vice President-Construction of Manor Care since March 1993; Director of Construction from January 1990 to March 1993.

         Gary L. Henson. (41) Vice President-Information Resources since September 1993; Director of Information Resources from April 1993 to September 1993; Director of Data Processing Operations from April 1991 to April 1993; Director of Corporate Information Systems from December 1988 to April 1991; various other data processing positions from June 1982 to December 1988.

         Alan Marsh. (47) Vice President-Risk Management of Manor Care since September 1986; Vice President-Administration from November 1984 to September 1986.

         Gregory D. Miller. (41) Vice President-Strategic Planning of Manor Care since May 1992; Vice President-Marketing and Strategic Planning of Healthcare since March 1995; various planning and marketing positions at Marriott Corporation for more than five years, including Vice
President-Planning and Business Development for Courtyard by Marriott.

         John M. Sabin. (40) Vice President-Finance and Assistant Treasurer of Manor Care since December 1993; Vice President- Mergers and Acquisitions of Choice since May 1995; Vice President, Corporate Mergers and Acquisitions at Marriott Corporation for more than five years.

         Margarita Schoendorfer. (46) Vice President-Controller of Manor Care, Healthcare and Choice since November 1990; Corporate Controller from April 1986 to November 1990; Assistant Corporate Controller from August 1981 to April 1986.

         Donald C. Tomasso. (50) President, Long-Term Care Division, of Healthcare since February 1995 and a Director of Healthcare since June 1991; President and Chief Operating Officer of Healthcare from May 1991 to February 1995; Chairman and Chief Executive Officer of Vitalink since February 1995 and Vice Chairman from September 1991 to February 1995; previously employed by Marriott Corporation for more than five years, including as Executive Vice President/General Manager of the Roy Rogers Division.

         Joseph Buckley. (47) President, Assisted Living Division, of Healthcare since February 1995; Senior Vice President- Information Resources and Development of Manor Care from June 1990 to February 1995; Vice President-Information Resources from July 1989 to June 1990; Vice
President-Real Estate from September 1983 to July 1989.

         Mark L. Gildea. (43) President, Alternate Site Services Division, of Healthcare since December 1994; Vice President, Managed Care Marketing, from December 1993 to December 1994; Executive Vice President of Option Care, Inc. from October 1992 to December 1993; previously employed by Caremark, Inc. for over 10 years, including as Area Vice President.

         Donna L. DeNardo. (43) President and Chief Operating Officer of Vitalink since September 1991; Vice President of Healthcare and Vice President and General Manager of Vitalink from December 1989 to September 1991; various management positions with Healthcare from 1977 to December 1989 including Senior Regional Director of Nursing Facility Operations. Business address: 1250 East Diehl Road, Naperville, Illinois 60563.

         Robert C. Hazard, Jr. (60) Co-Chairman of Choice since January 1995 and a Director since December 1980; Chairman from June 1990 to January 1995 and Chief Executive Officer from December 1980 to January 1995; President from December 1980 to June 1990.

         Gerald W. Petitt. (49) Co-Chairman of Choice since January 1995 and a Director since December 1980; President from June 1990 to January 1995 and Chief Operating Officer from December 1980 to January 1995; Executive Vice President from December 1980 to June 1990.



                                    PART II


ITEM 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

         The shares of Manor Care's Common Stock are listed and traded on the New York Stock Exchange. Information on the high and low sales prices of Manor Care's Common Stock during the past two years is included on page 28 of the 1995 Annual Report and is incorporated herein by reference.

         As of July 31, 1995, there were 3,131 record holders of Manor Care Common Stock.

         Information required on the frequency and amount of any dividends declared during the past two years with respect to such Common Stock is included on page 28 of the 1995 Annual Report and is incorporated herein by reference.

                                                                  Pages
                                                                  -----
ITEM 6.  Selected Financial Data.

         The required information is included in the
         specified pages of the 1995 Annual Report and
         is incorporated herein by reference.                     1


ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         The required information is included in the
         specified pages of the 1995 Annual Report
         and is incorporated herein by reference.                 18,23


ITEM 8.  Financial Statements and Supplementary Data.

         The required information is included in the
         specified pages of the 1995 Annual Report
         and is incorporated herein by reference.  See
         Item 14 for index to financial statements                19-22,
         and schedules.                                           24-28


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III

ITEM 10. Directors and Executive Officers of the
         Registrant.

         The required information on directors is
         included in the specified pages of the Proxy
         Statement dated August 28, 1995 and is
         incorporated herein by reference.                        3,5

         The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Manor Care, Inc."


ITEM 11. Executive Compensation.

         The required information is included in the
         specified pages of the Proxy Statement dated
         August 28, 1995 and is incorporated herein by
         reference.                                               8-13

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         The required information is included in the
         specified pages of the Proxy Statement dated
         August 28, 1995 and is incorporated herein by
         reference.                                               3-4


ITEM 13. Certain Relationships and Related Transactions.

         The required information is included in the
         specified pages of the Proxy Statement dated
         August 28, 1995 and is incorporated herein by
         reference.                                               19

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.

(a)  1.  Financial Statements

         Included on the following pages of the 1995 Annual
         Report:

         Consolidated Statements of Income . . . . . . . . . .    19

         Consolidated Balance Sheets . . . . . . . . . . . . .    20

         Consolidated Statements of Stockholders' Equity . . .    21

         Consolidated Statements of Cash Flows . . . . . . . .    22

         Management's Report and Report of
            Independent Public Accountants . . . . . . . . . .    24

         Notes to Consolidated Financial Statements. . . . . .    25-28

     2.  Financial Statement Schedules

         The following Report and Schedule are filed herewith on the pages indicated:

         Report of Independent Public Accountants                 21

         Schedule II - Valuation and Qualifying Accounts          22



     3.  Exhibits

          3.1  -     Articles of Incorporation, as amended.  Exhibit 3.1 to Form 10-Q for the quarter ended August 31,
                     1994 is incorporated herein by reference.

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
                     Manor Care, Inc. and Chemical Bank.  Exhibit 4.1 to Registration Statement No. 33-52734 is
                     incorporated herein by reference.

         10.1  -     Supplemental Executive Retirement Plan.  Exhibit 10.2 to Form 10-K for the year ended May 31, 1986 is incorporated herein by reference.

         10.2  -     Form of Executive Cash Incentive Plan.

         10.3  -     Employment Agreement dated November 12, 1980, as amended, between Quality Inns International, Inc.
                     and Robert C. Hazard, Jr.  Exhibit 10.4 to Form 10-K for the year ended May 31, 1986 is incorporated herein by reference.

         l0.4  -     Employment Agreement dated November 12, 1980, as amended, between Quality Inns International, Inc.
                     and Gerald W. Petitt.  Exhibit 10.5 to Form 10-K for the year ended May 31, 1986 is incorporated herein by reference.

         10.5  -     Second Amendment to Employment Agreement dated as of May 30, 1990 between Quality Inns
                     International, Inc. and Robert C. Hazard, Jr.  Exhibit 10.11 to Form 10-K for the year ended May
                     31, 1990 is incorporated herein by reference.

         10.6  -     Second Amendment to Employment Agreement dated as of May 30, 1990 between Quality Inns
                     International, Inc. and Gerald W. Petitt.  Exhibit 10.12 to Form 10-K for the year ended May 31,
                     1990 is incorporated herein by reference.

         10.7  -     Shareholders Agreement dated as of November 12, 1980, as amended, among Manor Care, Inc., Robert
                     C. Hazard, Jr. and Gerald W. Petitt.  Exhibit 10.13 to Form 10-K for the year ended May 31, 1990 is incorporated herein by reference.

         10.8   -    Employment Agreement dated February 17, 1992 between Manor Care, Inc. and Donald J. Landry.
                     Exhibit 10.15 to Form 10-K for the year ended May 31, 1992 is incorporated herein by reference.

         10.9   -    Directors Retirement Plan.  Exhibit 10.16 to Form 10-K for the year ended May 31, 1992 is incorporated herein by reference.

         10.10  -    Key Executive Stock Option Plan of 1993.  Annex A to the Proxy Statement dated August 20, 1993 is incorporated herein by reference.

         10.11  -    Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan.  Exhibit A to
                     the Proxy Statement dated August 10, 1994 is incorporated herein by reference.

         10.12  -    Third Amendment to Employment Agreement dated as of December 20, 1994 between Choice Hotels
                     International, Inc. and Robert C. Hazard, Jr.

         10.13  -    Third Amendment to Employment Agreement dated as of December 20, 1994 between Choice Hotels
                     International, Inc. and Gerald W. Petitt.

         10.14  -    Third Amendment to Shareholders Agreement dated as of December 20, 1994 among Manor Care, Inc.,
                     Robert C. Hazard, Jr. and Gerald W. Petitt.

         10.15  -    Employment Agreement dated April 27, 1995 between Manor Healthcare Corp. and Mark Gildea.

         10.16  -    Employment Agreement dated June 5, 1995 between Vitalink Pharmacy Services, Inc. and Donna L.
                     DeNardo.

         10.17  -    Master Aircraft Lease Agreement dated September 1, 1994 between Manor Care, Inc. and Wilderness
                     Investment Company, Inc.

         13     -    1995 Annual Report to Stockholders (information incorporated by reference).

         21     -    Subsidiaries of the Registrant.

         23     -    Consent of Independent Public Accountants.

         27     -    Financial Data Schedule.

         99     -    Proxy Statement dated August 28, 1995.

(b) No report on Form 8-K was filed during the last quarter of the fiscal year ended May 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 28, 1995                MANOR CARE, INC.


                                       By:/s/  James A. MacCutcheon
                                          -----------------------------
                                          James A. MacCutcheon
                                          Senior Vice President-
                                          Finance and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                    Date
     ---------                         -----                    ----
/s/  Stewart Bainum, Jr.          Chairman, Director,      August 28, 1995
------------------------------    President and Chief
     Stewart Bainum, Jr.          Executive Officer

/s/  Stewart Bainum                 Vice Chairman          August 28, 1995
------------------------------      and Director
     Stewart Bainum

/s/  Jack R. Anderson                 Director             August 28, 1995
------------------------------
     Jack R. Anderson

/s/  Regina E. Herzlinger             Director             August 28, 1995
------------------------------
     Regina E. Herzlinger

/s/  William H. Longfield             Director             August 28, 1995
------------------------------
     William H. Longfield

/s/  Frederic V. Malek                Director             August 28, 1995
------------------------------
     Frederic V. Malek

/s/  Jerry E. Robertson               Director             August 28, 1995
------------------------------
     Jerry E. Robertson

/s/  Margarita Schoendorfer       Vice President-          August 28, 1995
------------------------------    Corporate Controller
     Margarita Schoendorfer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE SHAREHOLDERS OF MANOR CARE, INC.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Manor Care, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 20, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Washington, D.C.,
June 20, 1995

                                                                  Schedule II

                       MANOR CARE, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                           (in thousands of dollars)


                                           Balance at       Charged to                                          Balance at
                                           Beginning          Profit                                               End
Description                                of Period         and Loss         Other           Write-Offs        of Period
-----------                                ----------       ----------        -----           ----------        ----------
Year ended May 31, 1995
  Allowance for doubtful accounts            $24,431         $13,493          $    -           $(14,925)          $22,999
                                             =======         =======          ======           ========          =======

  Allowance for doubtful long-
   term notes receivable                     $     0         $     -          $    -           $      -          $     -
                                             =======         =======          ======           ========          =======


Year ended May 31, 1994
  Allowance for doubtful accounts            $16,501         $13,923          $3,434(A)        $ (9,427)         $24,431
                                             =======         =======          ======           ========          =======

  Allowance for doubtful long-
   term notes receivable                     $   315         $     -          $    -           $   (315)         $     0
                                             =======         =======          ======           ========          =======


Year ended May 31, 1993
  Allowance for doubtful accounts            $18,349         $ 9,394          $    -           $(11,242)         $16,501
                                             =======         =======          ======           ========          =======

  Allowance for doubtful long-
   term notes receivable                     $   315         $     -          $    -           $      -          $   315
                                             =======         =======          ======           ========          =======

(A)  Represents reserves of acquired companies.

                                 EXHIBIT INDEX

 3.1  -      Articles of Incorporation, as amended.  Exhibit 3.1 to Form 10-Q for the quarter ended August 31, 1994 is incorporated herein by reference.

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

                            EXHIBIT INDEX Continued

10.8  -      Employment Agreement dated February 17, 1992 between Manor Care, Inc. and Donald J. Landry.  Exhibit 10.15 to Form
             10-K for the year ended May 31, 1992 is incorporated herein by reference.

10.9  -      Directors Retirement Plan.  Exhibit 10.16 to Form 10-K for the year ended May 31, 1992 is incorporated herein by reference.

10.10 -      Key Executive Stock Option Plan of 1993.  Annex A to the Proxy Statement dated August 20, 1993 is incorporated herein by reference.

10.11 -      Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan.  Exhibit A to the Proxy Statement
             dated August 10, 1994 is incorporated herein by reference.

10.12 -      Third Amendment to Employment Agreement dated as of December 20, 1994 between Choice Hotels International, Inc. and
             Robert C. Hazard, Jr.

10.13 -      Third Amendment to Employment Agreement dated as of December 20, 1994 between Choice Hotels International, Inc. and
             Gerald W. Petitt.

10.14 -      Third Amendment to Shareholders Agreement dated as of December 20, 1994 among Manor Care, Inc., Robert C. Hazard,
             Jr. and Gerald W. Petitt.

10.15 -      Employment Agreement dated April 27, 1995 between Manor Healthcare Corp. and Mark Gildea.

10.16 -      Employment Agreement dated June 5, 1995 between Vitalink Pharmacy Services, Inc. and Donna L. DeNardo.

10.17 -      Master Aircraft Lease Agreement dated September 1, 1994 between Manor Care, Inc. and Wilderness Investment Company,
             Inc.

13    -      1995 Annual Report to Stockholders (information incorporated by reference).

21    -      Subsidiaries of the Registrant.

23    -      Consent of Independent Public Accountants.

27    -      Financial Data Schedule.

99    -      Proxy Statement dated August 28, 1995.