Form 10-Q
period 1995-08-31
MANOR CARE INC/NEW
filed 1995-10-13
CIK 354604

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended August 31, 1995
                                              ---------------
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                                              -------    -------

                                MANOR CARE, INC.
                                ----------------
                          COMMISSION FILE NUMBER 1-8195
                          -----------------------------
Incorporated in Delaware          E.I.#52-1200376
------------------------          ---------------
10750 Columbia Pike, Silver Spring, Maryland 20901
--------------------------------------------------
Telephone:  (301) 681-9400
----------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   -----       -----

62,449,827 Common Shares were outstanding as of October 12, 1995.

                         This report contains 12 pages.

                          PART I. FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                        MANOR CARE, INC. AND SUBSIDIARIES

The consolidated balance sheet as of August 31, 1995, the consolidated statements of income and the consolidated statements of cash flows for the three months ended August 31, 1995 and 1994, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at August 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1995 annual report to shareholders, previously filed with the Commission. The results of operations and cash flows for the three month periods ended August 31, 1995 and 1994 are not necessarily indicative of the operating results or cash flows for the full year.

                        MANOR CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  August 31, 1995   May 31, 1995
                                                  ---------------   ------------
                                                    (Unaudited)         (Note)
ASSETS

Current Assets
         Cash and cash equivalents                  $    32,850     $    75,060
         Receivables (net of allowances
          of $24,261 and $22,999)                       100,968          96,149
         Inventories                                     16,910          17,138
         Current deferred income tax benefit             27,371          27,371
         Prepaid expenses                                29,683           5,360
         Other current assets                             9,454           9,297
                                                    -----------     -----------
                 Total current assets                   217,236         230,375
                                                    -----------     -----------

Property and Equipment, at cost
         Land                                           119,305         113,768
         Buildings and improvements                     984,381         953,471
         Capitalized leases                              18,991          18,991
         Furniture, fixtures and equipment              233,496         224,730
         Facilities in progress                          29,201          32,033
                                                    -----------     -----------
                                                      1,385,374       1,342,993
         Less accumulated depreciation                 (366,467)       (349,202)
                                                    -----------     -----------
           Net property and equipment                 1,018,907         993,791
                                                    -----------     -----------

Lodging franchise rights, net                            60,842          61,565
                                                    -----------     -----------

Other Assets                                            136,649         130,576
                                                    -----------     -----------

                                                    $ 1,433,634     $ 1,416,307
                                                    ===========     ===========

NOTE: The balance sheet at May 31, 1995 has been taken from the audited financial statements at that date.

                        MANOR CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  August 31, 1995   May 31, 1995
                                                  ---------------   ------------
                                                     (Unaudited)       (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Current portion of long-term debt          $     7,031     $     5,468
         Accounts payable                                81,065          94,281
         Accrued expenses                                95,092         101,732
         Income taxes payable                            14,286            --
                                                    -----------     -----------
                 Total current liabilities              197,474         201,481
                                                    -----------     -----------

Mortgage and Other Long-Term Debt                       202,236         209,630
                                                    -----------     -----------

Subordinated Long-Term Debt                             157,717         157,671
                                                    -----------     -----------

Deferred Income Taxes and Other                         221,773         222,652
                                                    -----------     -----------

Stockholders' Equity

         Common stock                                     6,557           6,553
         Contributed capital                            170,439         168,699
         Retained earnings                              519,153         491,520
         Cumulative translation adjustments                 927             709
         Treasury stock, at cost                        (42,642)        (42,608)
                                                    -----------     -----------

                 Total stockholders' equity             654,434         624,873
                                                    -----------     -----------

                                                    $ 1,433,634     $ 1,416,307
                                                    ===========     ===========

NOTE: The balance sheet at May 31, 1995 has been taken from the audited financial statements at that date.

                        MANOR CARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                      (in thousands, except per share data)

                                                    Three Months Ended August 31,
                                                    -----------------------------
                                                         1995            1994
                                                         ----            ----

Revenues
         Healthcare, net                              $ 273,992       $ 242,974
         Lodging                                         99,380          78,427
                                                      ---------       ---------
                 Total revenues                         373,372         321,401
                                                      ---------       ---------

Expenses
         Healthcare                                     209,490         184,728
         Lodging                                         64,967          54,019
         Depreciation & amortization                     21,589          17,724
         General corporate                               22,450          17,466
                                                      ---------       ---------
                 Total expenses                         318,496         273,937
                                                      ---------       ---------

                 Income from operations                  54,876          47,464
                                                      ---------       ---------

Other income (expenses)
         Interest income and other                          988           1,415
         Minority interest                                 (965)         (1,061)
         Interest expense                                (6,573)         (6,655)
                                                      ---------       ---------
                 Total other expenses, net               (6,550)         (6,301)
                                                      ---------       ---------

Income before income taxes                               48,326          41,163

Income taxes                                             19,900          16,800
                                                      ---------       ---------

Net income                                            $  28,426       $  24,363
                                                      =========       =========

Average shares outstanding                               62,546          62,536
                                                      =========       =========

Income per share of common stock                      $     .45       $     .39
                                                      =========       =========

Dividends per share of common stock                   $    .022       $    .022
                                                      =========       =========

                       MANOR CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                    Three Months Ended August 31,
                                                                    -----------------------------
                                                                         1995             1994
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 28,426         $ 24,363
Reconciliation of net income to net cash
 provided by operating activities:
         Depreciation and amortization                                  21,589           17,724
         Amortization of debt discount                                     123              250
         Provision for bad debts                                         4,413            2,792
         Increase (decrease) in deferred taxes                             291             (944)
Changes in assets and liabilities (excluding sold facilities):
         Change in accounts receivable                                  (9,373)          (6,592)
         Change in inventory and other current assets                  (24,127)         (19,000)
         Change in accounts payable and accrued expenses                 6,388           (5,529)
         Change in income taxes payable                                 14,286           12,293
         Change in other liabilities                                    (1,170)          15,137
                                                                      --------         --------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES              40,846           40,494
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in property and equipment                          (33,954)         (39,635)
         Acquisition of operating hotels                                (6,922)          (9,970)
         Acquisition of operating pharmacy                              (2,325)            --
         Acquisition of nursing home                                    (4,130)            --
         Purchase of previously leased nursing home                     (2,915)            --
         Other items, net                                                1,007           (2,046)
         Purchase of minority interest                                 (27,367)            --
                                                                      --------         --------

                 NET CASH UTILIZED BY INVESTING ACTIVITIES             (76,606)         (51,651)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from bank borrowings                                  59,623             --
         Principal payments of debt                                    (65,074)          (4,911)
         Proceeds from exercise of stock options                           374              276
         Dividends paid                                                 (1,373)          (1,372)
                                                                      --------         --------

                 NET CASH UTILIZED BY FINANCING
                  ACTIVITIES                                            (6,450)          (6,007)
                                                                      --------         --------

CHANGE IN CASH AND CASH EQUIVALENTS                                    (42,210)         (17,164)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        75,060           60,487
                                                                      --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 32,850         $ 43,323
                                                                      ========         ========

                        MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 1995
                                   (unaudited)

Long-Term Debt
--------------
Long-term debt was $360.0 million at August 31, 1995 compared to $367.3 million at May 31, 1995. The Company has a $250 million competitive advance and multi-currency revolving credit facility provided by a group of eighteen banks. This facility provides that up to $75 million is available for borrowings in foreign currencies. Borrowings under the facility are, at the option of the Company, at one of several rates including LIBOR plus 26.25 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the facility. The facility requires the Company to pay fees of 3/16 of 1% on the entire loan commitment. The facility will terminate on November 30, 1999. Outstanding borrowings at August 31, 1995 totalled $117 million.

Acquisitions, Divestitures and Sales of Property
------------------------------------------------
During the first three months of fiscal 1996, the Company acquired an operating healthcare facility in Illinois for approximately $4.1 million, the lease on an operating healthcare facility for $2.9 million and a pharmacy business for $2.4 million. These acquisitions were accounted for as a purchase and approximately 86% of total costs were allocated to buildings, 10% to land and the remainder to furniture, fixtures and equipment. In addition, the company acquired two operating hotels containing over 220 rooms for approximately $6.9 million. In the first quarter of fiscal 1996, $27.4 million was paid for the purchase of one-half of the 11% minority interest in a lodging subsidiary.

During fiscal year 1995, the Company acquired sixteen operating hotels containing a total of 2,300 rooms for approximately $59.8 million. Also during fiscal 1995, one pharmacy business, nine operating healthcare facilities and assisted living facilities were acquired for approximately $59.2 million.

                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
Available cash balances of $33 million as of August 31, 1995 and unused lines of credit of $146 million are considered adequate to ensure sufficient liquidity and capital resources for both the upcoming year and the foreseeable future.

Results of Operations
---------------------
Net income for the three months ended August 31, 1995 was $28.4 million or $.45 per share, compared to $24.4 million or $.39 per share reported in the prior year quarter.

Income from operations for the three months ended August 31, 1995 was $54.9 million. This compares to income from operations in the same period last year of $47.5 million.

Gross profit for the healthcare division for the three months ended August 31, 1995 increased $6.3 million, when compared to the same period last year. For the three months ended August 31, 1995, healthcare revenues and operating expenses rose 13%. Higher occupancies and rate increases in the Company's nursing facilities improved year-to-date gross profits by $1.9 million and $2.6 million, respectively.

Gross profit for the lodging division for the three months ended August 31, 1995 increased $10.0 million, when compared to the same period last year. Lodging revenues increased 26.7% and lodging expenses increased 20.3% for the three month period. Significant increases in revenues and expenses are due to the recent purchase of hotels. In fact, hotel acquisitions have contributed $10 million and $4 million to the increase in year-to-date revenues and operating profits, respectively. Furthermore, operating profits have increased due to the economy's gradual recovery which has stimulated demand for the Company's economy and mid-market lodging brands. This recovery has improved the Company's hotel franchise subsidiary year-to-date profits by $6 million over the prior year.

                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)
---------------------------------
Depreciation and amortization increased $3.9 million for the three month period ended August 31, 1995 due to acquisitions and increases in property and equipment resulting from additions and renovations to existing facilities during the past twelve months.

General corporate expense for the three months ended August 31, 1995, increased $5.0 million, when compared to the same period last year. This increase was primarily due to general inflation and reengineering efforts in both organizational and financial systems which will facilitate future growth. General corporate expense represented 6.0% of revenues during the three months ended August 31, 1995 compared to 5.4% for the same period last year. General corporate expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

Interest expense for the three months ended August 31, 1995 was consistent with the same period last year. Interest capitalized, in conjunction with construction programs, amounted to $.6 million and $.3 million in the three months ended August 31, 1995 and 1994, respectively.

                        MANOR CARE, INC. AND SUBSIDIARIES

                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual shareholders meeting on September 28, 1995, the shareholders elected the directors who had been nominated by the Company. The number of votes cast was as follows:

                                     For           Against/Withheld
                                     ---           ----------------
Stewart Bainum, Jr.               49,378,818            114,001
Stewart Bainum                    49,337,472            155,347
Jack R. Anderson                  49,381,667            111,152
Regina E. Herzlinger              49,393,168             99,651
William H. Longfield              49,395,219             97,600
Frederic V. Malek                 49,381,445            111,374
Jerry E. Robertson                49,395,742             97,077


The shareholders approved the Manor Care, Inc. 1995 Long-Term Incentive Plan, under which 1,110,122 shares of Company common stock will be reserved for issuance upon exercise of options or grants to key employees and for other grants to such individuals. There were 41,042,071 shares voted in favor of the proposal, 7,762,498 shares voted against, 138,166 shares abstaining and 550,084 broker non-votes.

The shareholders also approved the Manor Care, Inc. 1995 Employee Stock Purchase Plan, under which eligible employees may purchase up to 1,000,000 shares. There were 48,166,465 shares voted in favor of the proposal, 636,558 shares voted against, 139,712 shares abstaining and 550,084 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     27 - Financial Data Schedule

(b) There were no reports filed on Form 8-K for the three months ended August 31, 1995.

                        MANOR CARE, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                      MANOR CARE, INC.
                                  ----------------

Date:October 12, 1995     By:     James A. MacCutcheon
---------------------             Senior Vice President,
                                  Chief Financial Officer
                                  and Treasurer


Date:October 12, 1995     By:     James H. Rempe
---------------------             Senior Vice President,
                                  General Counsel and Secretary


Date:October 12, 1995     By:     Margarita Schoendorfer
---------------------             Vice President and
                                  Corporate Controller

                                EXHIBIT INDEX


                         27 - Financial Data Schedule