Form 10-Q
period 1995-11-30
MANOR CARE INC/NEW
filed 1996-01-16
CIK 354604

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 30, 1995
                                          -----------------------

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


Yes   X       No
    -----       -------

62,507,438 Common Shares were outstanding as of December 28, 1995

                         This report contains 12 pages.

                         PART I. FINANCIAL INFORMATION





                              FINANCIAL STATEMENTS

                       MANOR CARE, INC. AND SUBSIDIARIES


The consolidated balance sheet as of November 30, 1995, the consolidated statements of income for the three and six month periods ended November 30, 1995 and 1994, and the consolidated statements of cash flows for the six months ended November 30, 1995 and 1994, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1995 annual report to shareholders, previously filed with the Commission. The results of operations for the three and six month periods ended November 30, 1995 and 1994, and cash flows for the six months ended November 30, 1995 and 1994, are not necessarily indicative of the operating results or cash flows for the full year.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                    November 30, 1995                 May 31, 1995
                                                                    -----------------                 ------------
                                                                       (Unaudited)                        (Note)
ASSETS

Current assets
         Cash and cash equivalents                                     $   37,827                      $   75,060
         Receivables (net of allowances
          of $27,550 and $22,999)                                         103,314                          96,149
         Inventories                                                       17,712                          17,138
         Current deferred income tax benefit                               29,500                          27,371
         Prepaid expenses                                                  17,731                           5,360
         Other current assets                                               9,894                           9,297
                                                                        ---------                       ---------
                 Total current assets                                     215,978                         230,375
                                                                        ---------                       ---------


Property and equipment, at cost
         Land                                                             140,599                         113,768
         Buildings and improvements                                     1,072,778                         953,471
         Capitalized leases                                                18,991                          18,991
         Furniture, fixtures and equipment                                269,538                         224,730
         Facilities in progress                                            47,303                          32,033
                                                                        ---------                       ---------
                                                                        1,549,209                       1,342,993
         Less accumulated depreciation                                   (391,815)                       (349,202)
                                                                        ---------                       ---------
                 Net property and equipment                             1,157,394                         993,791
                                                                        ---------                       ---------

Lodging franchise rights                                                   60,120                          61,565
                                                                        ---------                       ---------

Other assets                                                              180,280                         130,576
                                                                        ---------                       ---------

                                                                       $1,613,772                      $1,416,307
                                                                       ==========                      ==========





NOTE:    The balance sheet at May 31, 1995 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                                   November 30, 1995           May 31, 1995
                                                                                   -----------------           ------------
                                                                                      (Unaudited)                 (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Current portion of long-term debt                                             $   13,414                $    5,468
       Accounts payable                                                                  80,935                    94,281
       Accrued expenses                                                                 113,352                   101,732
       Income taxes                                                                       7,601                         -
                                                                                      ---------                 ---------
                 Total current liabilities                                              215,302                   201,481
                                                                                      ---------                 ---------

Mortgage and other long-term debt                                                       310,534                   209,630
                                                                                      ---------                 ---------

Subordinated long-term debt                                                             157,763                   157,671
                                                                                      ---------                 ---------

Deferred Income Taxes and other                                                         253,343                   222,652
                                                                                      ---------                 ---------

Stockholders' Equity
       Capital stock                                                                      6,562                     6,553
       Contributed capital                                                              170,907                   168,699
       Retained earnings                                                                546,938                   491,520
       Cumulative translation adjustments                                                (4,679)                      709
       Treasury stock, at cost                                                          (42,898)                  (42,608)
                                                                                      ---------                 ---------

                 Total stockholders' equity                                             676,830                   624,873
                                                                                      ---------                 ---------
                                                                                     $1,613,772                $1,416,307
                                                                                      =========                 =========

NOTE: The balance sheet at May 31, 1995 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per-share data)


                                               Three Months Ended               Six Months Ended
                                                   November 30,                   November 30,
                                              ---------------------           --------------------
                                             1995             1994             1995             1994
                                           --------         ---------        --------         --------
Revenues
  Healthcare, net                          $299,722          $247,118        $573,714         $490,092
  Lodging                                    95,198            77,127         194,578          155,554
                                           --------          --------        --------         --------
         Total revenues                     394,920           324,245         768,292          645,646
                                           --------          --------        --------         --------

Expenses
  Healthcare                                228,657           187,332         438,147          372,060
  Lodging                                    64,419            52,123         129,386          106,142
  Depreciation & amortization                22,716            18,215          44,305           35,939
  General corporate                          20,995            18,750          43,445           36,216
                                           --------          --------        --------         --------
         Total expenses                     336,787           276,420         655,283          550,357
                                           --------          --------        --------         --------

         Income from operations              58,133            47,825         113,009           95,289
                                           --------          --------        --------         --------

Other income (expenses)
  Interest income and other                   1,349              1842           2,337             3257
  Minority interest                            (800)           (1,227)         (1,765)          (2,288)
  Interest expense                           (9,594)           (6,233)        (16,167)         (12,888)
                                           --------         ---------        --------         --------
         Total other (expenses), net         (9,045)           (5,618)        (15,595)         (11,919)
                                           --------         ---------        --------         --------

         Income before income taxes          49,088            42,207          97,414           83,370

Income taxes                                 20,300            17,200          40,200           34,000
                                           --------         ---------        --------         --------

Net income                                 $ 28,788         $  25,007        $ 57,214         $ 49,370
                                           ========         =========        ========         ========

Average shares outstanding                   62,587            62,468          62,566           62,461
                                           ========         =========        ========         ========

Net income per share of common
 stock                                     $    .46         $     .40        $    .91         $    .79
                                           ========         =========        ========         ========

Dividends per share of common
 stock                                     $   .022         $    .022        $   .044         $   .044
                                           ========         =========        ========         ========

                       MANOR CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)


                                                                                 Six Months Ended November 30,
                                                                                 -----------------------------
                                                                                  1995                 1994
                                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  57,214             $  49,370
Reconciliation of net income to net cash
 provided by operating activities:
         Depreciation and amortization                                           44,305                35,939
         Amortization of debt discount                                              248                   402
         Provision for bad debts                                                  9,960                 6,320
         Increase (decrease) in deferred taxes                                    8,885                (2,508)
Changes in assets and liabilities
 (excluding sold facilities):
         Change in accounts receivable                                           (7,563)               (6,098)
         Change in inventory and other current assets                            (9,903)              (11,700)
         Change in accounts payable and accrued expenses                         10,325                (1,869)
         Change in income taxes payable                                           5,472                 8,733
         Change in other liabilities                                              3,933                16,027
                                                                               --------              --------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES                      122,876                94,616
                                                                               --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in property and equipment                                   (82,611)              (69,808)
         Investment in In Home Health, Inc.                                     (22,950)                    -
         Acquisition of operating hotels                                        (31,670)              (22,270)
         Acquisition of operating pharmacies                                     (5,533)                    -
         Acquisition of nursing homes                                           (11,692)               (3,000)
         Purchase of previously leased nursing home                              (2,915)                    -
         Other items, net                                                        (4,008)               (2,260)
         Purchase of minority interest                                          (27,367)                    -
         Acquisition of assisted living facilities                              (19,050)                    -
                                                                               --------              ---------

                 NET CASH UTILIZED BY INVESTING ACTIVITIES                     (207,796)              (97,338)
                                                                               --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from bank borrowings                                          116,745                     -
         Principal payments of debt                                             (66,908)               (7,245)
         Proceeds from exercise of stock options                                    598                   248
         Dividends paid                                                          (2,748)               (2,741)
                                                                               --------              --------

              NET CASH PROVIDED (UTILIZED) BY
                FINANCING ACTIVITIES                                             47,687                (9,738)
                                                                               --------              --------

CHANGE IN CASH AND CASH EQUIVALENTS                                             (37,233)              (12,460)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 75,060                60,487
                                                                               --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  37,827             $  48,027
                                                                               ========              ========

                       MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995
                                  (unaudited)


Long-Term Debt

Long-term debt was $468 million at November 30, 1995 compared to $367 million at May 31, 1995. The Company has a $250 million competitive advance and multi-currency revolving credit facility provided by a group of eighteen banks. This facility provides that up to $75 million is available for borrowings in foreign currencies. Borrowings under the facility are, at the option of the Company, at one of several rates including LIBOR plus 26.25 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the facility. The facility requires the Company to pay fees of 3/16 of 1% on the entire loan commitment. The facility will terminate on November 30, 1999. Outstanding borrowings at November 30, 1995 totalled $172 million.

Acquisitions, Divestitures and Sales of Property

During the first six months of fiscal 1996, the Company acquired operating healthcare facilities in Illinois and in Washington for approximately $11.7 million, the lease on an operating healthcare facility for $2.9 million and two pharmacy businesses for $5.5 million. Six assisted living facilities, with five attached skilled nursing units, were purchased for $74.3 million, of which $19 million was cash and the remainder was assumed liabilities. In addition, the Company acquired eleven hotels (ten operating and one under renovation) containing over 1,132 rooms for approximately $31.7 million. These acquisitions were accounted for as a purchase and approximately 70% of total costs were allocated to buildings, 20% to land and the remainder to furniture, fixtures and equipment and other.

In October 1995, the Company purchaseed 40% of In-Home Health, Inc.'s (IHHI), a provider of home health services, common stock for $22.9 million. The Company paid an additional $20 million to IHHI for 100% of its outstanding voting convertible preferred stock and for warrants to purchase an additional 6 million shares of common stock. As a result of this transaction the Company effecively controls 60% of the voting stock of IHHI. This transaction is accounted for as a purchase and consolidated in the Company's financial statements. Also during the first six months of fiscal 1996 the Company paid $27.4 million for the repurchase cost of one-half of the 11% interest held by its management in a lodging subsidiary.

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

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Available cash balances of $38 million as of November 30, 1995 and unused lines of credit of $87 million are considered adequate to ensure sufficient liquidity and capital resources for both the upcoming year and the foreseeable future.

Results of Operations

Net income for the three months ended November 30, 1995 was $28.8 million or $.46 per share, compared to $25.0 million or $.40 per share reported in the prior year quarter. Net income for the six months ended November 30, 1995 was $57.2 million or .91 per share, compared to $49.4 million or .79 per share, last year.

Income from operations for the three and six month periods ended November 30, 1995 were $58.1 million and $113.0 million, respectively. This compares to income from operations in the same periods last year of $47.8 million and $95.3 million.

Gross profit for the healthcare division for the three and six month periods ended November 30, 1995 increased $11.3 million and $17.5 million, respectively, when compared to the same periods last year. For the three and six months ended November 30, 1995, healthcare revenues rose 21.3% and 17.0% and operating expenses rose 22.0% and 17.8%, respectively. Higher occupancies and rate increases in the Company's nursing facilities improved year-to-date gross profits by $3.8 million and $2.3 million, respectively.

Gross profit for the lodging division for the three and six months ended November 30, 1995 increased $6.0 million and $15.8 million, respectively, when compared to the same periods last year. Lodging revenues increased 23.4% and 25.1% for the three ans six month period ended Novebmer 30, 1995, respectively. Lodging expenses increased 23.6% and 21.9% for the three and six month periods ended November 30, 1995, respectively. Significant increases in revenues and expenses are due to the recent purchase of hotels. In fact, hotel acquisitions have contributed $19 million and $6 million to the increase in year-to-date revenues and operating profits, respectively. Furthermore, operating profits have increased due to the economy's gradual recovery which has stimulated demand for the Company's economy and mid-market lodging brands. This recovery has improved the Company's hotel franchise subsidiary year-to- date profits by $9 million over the prior year.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)


Depreciation and amortization increased $4.5 million and $8.4 million for the three and six month periods ended November 30, 1995, respectively due to acquisitions and increases in property and equipment resulting from additions and renovations to existing facilities.

General corporate expense for the three and six month periods ended November 30, 1995, increased $2.2 million and $7.2 million, respectively, when compared to the same period last year. This increase was primarily due to general inflation and reengineering efforts in both organizational and financial systems which will facilitate future growth. General corporate expense represented 5.3% and 5.7% of revenues during the three and six month periods ended November 30, 1995 compared to 5.8% and 5.6% for the same periods last year. General corporate expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

Interest expense for the three and six month periods ended November 30, 1995 increased $3.4 million and $3.3 million when compared to the same periods last year. Interest capitalized, in conjunction with construction programs, amounted to $1.4 million and $.8 million in the six months ended November 30, 1995 and 1994, respectively.

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

(b) There were no reports filed on Form 8-K for the three months ended November 30, 1995.

                       MANOR CARE, INC. AND SUBSIDIARIES




                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                      MANOR CARE, INC.
                                  ------------------





Date: January 11, 1996     By:     James A. MacCutcheon
      ----------------             Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer




Date: January 11, 1996     By:     James H. Rempe
      ----------------             Senior Vice President,
                                   General Counsel and Secretary




Date: January 11, 1996     By:     Margarita Schoendorfer
      ----------------             Vice President and
                                   Corporate Controller

                                EXHIBIT INDEX


                         27 - Financial Data Schedule