Form 10-Q
period 1996-02-29
MANOR CARE INC/NEW
filed 1996-04-15
CIK 354604

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 1996

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period         to


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

Yes   X       No
    ----         ----

62,621,234 Common Shares were outstanding as of April 10, 1996.

                         This report contains 12 pages.

                          PART I. FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                        MANOR CARE, INC. AND SUBSIDIARIES

The consolidated balance sheet as of February 29, 1996, the consolidated statements of income for the three and nine month periods ended February 29, 1996 and February 28, 1995, and the consolidated statements of cash flows for the nine months ended February 29, 1996 and February 28, 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 29, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1995 annual report to shareholders, previously filed with the Commission. The results of operations for the three and nine month periods ended February 29, 1996 and February 28, 1995, and cash flows for the nine months ended February 29, 1996 and February 28, 1995, are not necessarily indicative of the operating results or cash flows for the full year.

                        MANOR CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                         February 29, 1996  May 31, 1995
                                            (Unaudited)       (Note)
ASSETS

Current assets
    Cash and cash equivalents               $    25,600    $    72,972
    Receivables (net of allowances
        of $24,783 and $18,797)                  93,130         74,203
    Inventories                                  18,445         16,849
    Current deferred income tax benefit          30,227         27,371
    Other                                        12,916         10,895
                                            -----------    -----------
         Total current assets                   180,318        202,924
                                            -----------    -----------

Property and equipment, at cost
    Land                                         91,851         78,092
    Building and improvements                   864,203        746,961
    Capitalized leases                           12,747         12,747
    Furniture, fixtures and equipment           202,394        163,278
    Facilities in progress                       44,083         23,956
                                            -----------    -----------
                                              1,215,278      1,025,034
    Less accumulated depreciation              (317,219)      (288,399)
                                            -----------    -----------
         Net property and equipment             898,059        736,635
                                            -----------    -----------

Advances to discontinued lodging segment        225,723        198,522
                                            -----------    -----------

Net investment in discontinued operations       127,424         65,829
                                            -----------    -----------

Other assets                                    143,711         85,907
                                            -----------    -----------

Total assets                                $ 1,575,235    $ 1,289,817
                                            ===========    ===========

NOTE: The balance sheet at May 31, 1995 has been taken from the audited financial statements at that date.

                        MANOR CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   February 29, 1996    May 31, 1995
                                   -----------------    -----------
                                      (Unaudited)          (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt   $    13,279       $     4,829
  Accounts payable                         55,427            48,172
  Accrued expenses                        112,659            86,366
  Income taxes payable                     16,202                 -
                                      -----------       -----------
      Total current liabilities           197,567           139,367
                                      -----------       -----------

Mortgage and other long-term debt         290,392           157,600
                                      -----------       -----------

Subordinated long-term debt               157,809           157,671
                                      -----------       -----------

Deferred Income Taxes and Other           226,810           210,306
                                      -----------       -----------

Stockholders' Equity
  Capital stock                             6,568             6,553
  Contributed capital                     171,884           168,699
  Retained earnings                       567,496           491,520
  Cumulative translation adjustment          (353)              709
  Treasury stock, at cost                 (42,938)          (42,608)
                                      -----------       -----------

      Total stockholders' equity          702,657           624,873
                                      -----------       -----------

                                      $ 1,575,235       $ 1,289,817
                                      ===========       ===========

NOTE: The balance sheet at May 31, 1995 has been taken from the audited financial statements at that date.

                        MANOR CARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per-share data)

                                                         Three Months Ended                  Nine Months Ended
                                                     Feb. 29            Feb. 28         Feb. 29           Feb. 28
                                                     ---------------------------        --------------------------
                                                       1996              1995             1996              1995
                                                     --------          ---------        --------          --------
Revenues                                             $334,404           $258,255        $908,118          $748,347

Expenses
  Operating expenses                                  261,124            196,742         699,271           568,802
  Depreciation & amortization                          18,086             13,690          49,685            39,527
  General corporate                                    18,350             15,389          53,756            44,270
                                                     --------           --------        --------          --------
         Total expenses                               297,560            225,821         802,712           652,599
                                                     --------           --------        --------          --------

         Income from operations                        36,844             32,434         105,406            95,748
                                                     --------           --------        --------          --------

Other income (expenses)
  Interest income from advances to                      5,079              3,963          14,595            11,150
    discontinued lodging subsidiary
  Interest income and other                             1,162              2,054           3,371             5,639
  Minority interest                                      (244)              (400)         (1,243)           (1,588)
  Interest expense                                     (7,617)            (6,131)        (22,015)          (16,955)
                                                     --------           --------        --------          --------
  Total other (expenses), net                          (1,620)            (  514)         (5,292)          ( 1,754)
                                                     --------           --------        --------          --------

Income from continuing operations
 before income taxes                                   35,224             31,920         100,114            93,994

Income taxes                                           14,313             12,693          41,034            37,654
                                                     --------           --------        --------          --------

Income from continuing
operations                                             20,911             19,227          59,080            56,340
                                                     --------           --------        --------          --------

Discontinued operations:
  Income from discontinued
  operation (net of income tax)
  of $1,487, $207, $14,966,
  and $9,246)                                           1,391               (486)         20,436            11,771
                                                     --------           --------        --------           -------

Net income                                             22,302             18,741          79,516            68,111
                                                     ========           ========        ========          ========

Average shares outstanding                             62,644             62,482          62,592            62,468
                                                     ========           ========        ========          ========

Income Per Share of Common Stock
Income from continuing operations                    $   0.34           $   0.31        $   0.94           $  0.90
Discontinued operations (net of                          0.02              (0.01)           0.33              0.19
  income tax)                                        --------           --------        --------           -------

Net income per share of common                       $   0.36           $   0.30        $   1.27           $  1.09
  stock                                              ========           ========        ========           =======

Dividend per share                                   $  0.022           $  0.022        $  0.066           $ 0.066
                                                     ========           ========        ========           =======

                       MANOR CARE, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                        Nine Months Ended
                                                    February 29,  February 28,
                                                        1996          1995
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  79,516    $  68,111
Reconciliation of net income to net cash
   provided by operating activities:
Income from discontinued operations                    (20,436)     (11,771)
   Depreciation and amortization                        49,685       39,527
   Amortization of debt discount                           484          374
   Provision for bad debts                              12,594        9,158
   Increase (decrease) in deferred taxes                24,538       (6,549)
Changes in assets and liabilities
   Change in accounts receivable                       (21,818)     (12,498)
   Change in inventory and other current assets         (1,089)     (11,498)
   Change in accounts payable and accrued expenses      15,342       16,109
   Change in income taxes payable                       18,063          675
   Change in other liabilities                         (29,523)       9,243
                                                     ---------    ---------
     NET CASH PROVIDED BY CONTINUING OPERATIONS        127,356      100,881
                                                     ---------    ---------
     NET CASH PROVIDED BY DISCONTINUED OPERATIONS       36,820       16,292
                                                     ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES         164,176      117,173
                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property and equipment                (81,454)     (62,994)
   Investment in In Home Health, Inc.                  (22,950)        --
   Acquisition of operating pharmacies                  (6,270)        --
   Acquisition of nursing homes                        (29,454)      (2,990)
   Purchase of previously leased nursing home           (2,915)        --
   Acquisition of assisted living facilities           (19,050)     (22,994)
   Investment in systems development                    (8,684)      (5,153)
   Other items, net                                     (5,249)      (6,565)
                                                     ---------    ---------
     NET CASH UTILIZED BY INVESTING ACTIVITIES        (176,026)    (100,696)
     FROM CONTINUING OPERATIONS                      ---------    ---------

     NET CASH UTILIZED BY INVESTING ACTIVITIES        (104,257)     (54,159)
     FROM DISCONTINUED OPERATIONS                    ---------    ---------

     NET CASH UTILIZED BY INVESTING ACTIVITIES        (280,283)    (154,855)
                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings                        94,300       28,000
   Principal payments of debt                          (20,866)      (2,597)
   Advances to discontinued operations                 (27,201)     (37,360)
   Proceeds from exercise of stock options               1,410          532
   Dividends paid                                       (4,124)      (4,114)
                                                     ---------    ---------
     NET CASH PROVIDED (UTILIZED) BY FINANCING
     ACTIVITIES FROM CONTINUING OPERATIONS              43,519      (15,539)
                                                     ---------    ---------
     NET CASH PROVIDED (UTILIZED) BY FINANCING
     ACTIVITIES FROM DISCONTINUED OPERATIONS            25,216       47,966
                                                     ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES          68,735       32,427
                                                     ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                    (47,372)      (5,255)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        72,972       57,698
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  25,600    $  52,443
                                                     =========    =========

                        MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996
                                   (unaudited)

Long-Term Debt

Long-term debt was $448 million at February 29, 1996 compared to $315 million at May 31, 1995. The Company has a $250 million competitive advance and multi-currency revolving credit facility provided by a group of eighteen banks, which expires November 30, 1999. This facility provides that up to $75 million is available for borrowing in foreign currencies. Borrowings under the facility are, at the option of the Company, at one of several rates including LIBOR plus
26.25 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those presently contractually provided by the facility. The facility requires the Company to pay fees of 3/16 of 1% on the entire loan commitment. Outstanding borrowings at February 29, 1996 totalled $185 million.

Acquisitions, Divestitures and Sales of Property

During the first nine months of fiscal 1996, the Company acquired operating healthcare facilities in Illinois, in Washington and in Pennsylvania for approximately $42.5 million, of which $29.5 million was cash and the remainder was assumed liabilities. The Company also purchased the lease on an operating healthcare facility for $2.9 million and two pharmacy business for $6.3 million. Six assisted living facilities, with five attached skilled nursing units, were purchased for $74.3 million, of which $19 million was cash and the remainder was assumed liabilities. The acquisitions were accounted for as a purchase and approximately 78% of total purchase price was allocated to buildings, 10% to land and the remainder to furniture, fixtures and equipment and other.

In October 1995, the company purchased 40% of In-Home Health, Inc.'s (IHHI), a provider of home health services, common stock for $22.9 million. The company paid an additional $20 million to IHHI for 100% of its outstanding voting convertible preferred stock and for warrants to purchase an additional 6 million shares of common stock. As a result of this transaction the Company effectively controls 60% of the voting stock of IHHI. This transaction is accounted for as a purchase and consolidated in the Company's financial statements.

During the first nine months of fiscal 1995, five operating healthcare facilities (four of which are assisted living facilities) were acquired for approximately $25.9 million.

                             DISCONTINUED OPERATIONS

     On March 7, 1996 the Company announced its intention to proceed with a separation of its lodging business from its health care business (the "Spin-off"). The Board of Directors voted to approve in principle the transaction subject to receipt of regulatory and other approvals and consents and satisfactory implementation of the arrangements for the separation. The Company anticipates that the transaction will be completed in next six to eight months. The Company has received a ruling from the Internal Revenue Service that subject to satisfaction of certain conditions in the ruling request, the spin-off will be tax free.

     The revenues, income from discontinued operations before income taxes and net income from discontinued operations for the nine months ended
February 29, 1996 and February 28, 1995 were as follows:

                                 1996       1995
                                 ----       ----
Revenues                       $273,904   $219,399
                               --------   --------
Income from discontinued
 operations before taxes       $ 35,402   $ 21,017
                               --------   --------
Net income from discontinued
 operations                    $ 20,436   $ 11,771
                               --------   --------

     Included in discontinued operations is interest expense charged by the continuing healthcare segment to the discontinued lodging segment relating to cash advances provided to the lodging segment for the acquisition and renovation of the lodging assets for the years ended February 29, 1996 and February 28, 1995 were $14.6 million and $11.1 million, respectively. The indebtedness related to lodging acquisitions and renovations are reflected as advances to discontinued lodging segment in the consolidated balance sheets totaling $225.7 million and $184.4 million at February 29, 1996 and February 28, 1995, respectively. The indebtedness is to be repaid over a three year period from the date of the proposed spin-off. Interest is charged at an annual rate of 9% on the indebtedness.

     General corporate expenses of $13 million and $11 million were charged to discontinued operations for the February 29, 1996 and February 28, 1995, respectively. General corporate charges were determined on a time allocation basis and on expenses incurred directly by the discontinued operations.

                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Available cash balances of $26 million as of February 29, 1996 and unused lines of credit of $81 million are considered adequate to ensure sufficient liquidity and capital resources for both the upcoming year and the foreseeable future.

Results of Operations

The following review of operating results includes the historical results of operations of the Company for three months and nine months ended February 29, 1996 and February 28, 1995 reflecting the Company's lodging business as discontinued operations. The results of operations for the three months and nine months ended February 28, 1995 previously reported have been restated to reflect the Company's lodging business as discontinued operations. On March 7, 1996 the Company announced its intention to proceed with the separation of its lodging business from its health care business via a spin-off of the lodging division. The Board of Directors voted to approve in principle the transaction subject to receipt of regulatory and other approvals and consents and satisfactory implementation of the arrangements for the separation. The Company anticipates the transaction will be completed in the next six to eight months. The Company has received a ruling from the Internal Revenue Service that such spin-off will be tax-free.

Net income for the three months ended February 29, 1996 was $22.3 million or $.36 per share as compared to $18.7 million or $.30 per share reported in the prior year quarter. For the nine months ended February 29, 1996, net income amounted to $79.5 million or $1.27 per share as compared to the prior year's $68.1 million or $1.09 per share.

Income from operations for the three and nine month periods ended February 29, 1996 was $36.8 million and $105.4 million, respectively. This compares to income from operations in the same periods last year of $32.4 million and $95.7 million, respectively.

Gross profit for the three and nine months ended February 29, 1996, increased $11.8 million and $29.3 million, respectively, when compared with the same periods last year. For the three months ended February 29, 1996, revenues and operating expenses rose 30% and 32% respectively. For the nine months ended February 29, 1996, revenues and expenses increased 22% and 23% respectively. Higher occupancies and rate increases in the Company's nursing facilities improved year-to-date gross profits by $6.2 million and $2.9 million, respectively. The remaining improvement was primarily due to added capacity in Vitalink, the Company's institutional pharmacy subsidiary.

                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Depreciation and amortization increased $4.4 and $10.2 million for the three and nine month periods ended February 29, 1996, respectively, due to acquisitions and increases in property and equipment resulting from additions and renovations to existing facilities during the past twelve months.

General Corporate expenses for the three and nine months ended February 29, 1996 increased $3.0 million and $9.5 million, respectively, when compared to the same periods last year. These increases were primarily due to general inflation and increased payroll and benefits costs relating to various programs. General corporate expense represented 6% of revenues during the nine months ended February 29, 1996 as well as during the same period in the prior year. General corporate expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

Interest expense for the three and nine months ended February 29, 1996 increased $.4 million and $1.6 million, respectively, when compared to the same periods last year. Interest expense for advances to discontinued operations was $5.1 million and $14.6 million for the three and nine months ended February 29, 1996.

                        MANOR CARE, INC. AND SUBSIDIARIES

                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At an annual shareholders meeting on September 28, 1995, the shareholders elected the directors who had been nominated by the Company. The number of votes cast was as follows:

                          For    Against/Withheld
                          ---    ----------------
Stewart Bainum, Jr     49,378,818   114,001
Stewart Bainum         49,337,472   155,347
Jack R. Anderson       49,381,667   111,152
Regina E. Herzlinger   49,393,168    99,651
William H. Longfield   49,395,219    97,600
Frederic V. Malek      49,381,445   111,374
Jerry E. Robertson     49,395,742    97,077

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

(b) There were no reports filed on Form 8-K for the three months ended February 29, 1996.

                        MANOR CARE, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MANOR CARE, INC.

   (Registrant)

Date: April 10, 1996                By:     James A. MacCutcheon
                                            Senior Vice President
                                            and Chief Financial Officer

Date: April 10, 1996                By:     James H. Rempe
                                            Senior Vice President
                                            General Counsel and Secretary

Date: April 10, 1996                By:     Margarita Schoendorfer
                                            Vice President and
                                            Corporate Controller

                EXHIBIT INDEX


Exhibit No.                     Description
- ----------                      -----------

  27                Financial Data Schedule.