Form 10-Q/A
period 1996-02-29
MANOR CARE INC/NEW
filed 1996-04-19
CIK 354604

                                  FORM 10-QA

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

                                         February 29, 1996  May 31, 1995
                                            (Unaudited)       (Note)
ASSETS

Current assets
    Cash and cash equivalents               $    25,600    $    72,972
    Receivables (net of allowances
        of $24,783 and $18,797)                  93,130         74,203
    Inventories                                  18,445         16,849
    Current deferred income tax benefit          30,227         28,005
    Other                                        12,916         10,895
                                            -----------    -----------
         Total current assets                   180,318        202,924
                                            -----------    -----------

Property and equipment, at cost
    Land                                         91,851         78,092
    Building and improvements                   864,203        746,961
    Capitalized leases                           12,747         12,747
    Furniture, fixtures and equipment           202,394        163,278
    Facilities in progress                       44,083         23,956
                                            -----------    -----------
                                              1,215,278      1,025,034
    Less accumulated depreciation              (317,219)      (288,399)
                                            -----------    -----------
         Net property and equipment             898,059        736,635
                                            -----------    -----------

Advances to discontinued lodging segment        225,723        198,522
                                            -----------    -----------

Net investment in discontinued operations       127,424         65,829
                                            -----------    -----------

Other assets                                    143,711         85,907
                                            -----------    -----------

Total assets                                $ 1,575,235    $ 1,289,817
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