Form 10-K
period 1996-05-31
MANOR CARE INC/NEW
filed 1996-08-29
CIK 354604

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       For the fiscal year ended            May 31, 1996
                                 -------------------------------------

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from _____________ to _______________

                         Commission File Number 1-8195
                                                ------


                                MANOR CARE, INC.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                               52-1200376
       --------------------------------     ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


11555 Darnestown Road, Gaithersburg, Maryland                     20878
- ---------------------------------------------           ---------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code    (301) 979-4000
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange On
         Title of Each Class                            Which Registered
- ---------------------------------------             ------------------------

Common Stock, Par Value $.10 per share              New York Stock Exchange
Registrant's Guaranty of 4-3/4% Con-
 vertible Subordinated Debentures due
 September 1, 1997 issued by Cenco
 Incorporated                                       New York Stock Exchange
Registrant's Guaranty of 5% Convertible
 Subordinated Debentures due November 1,
 1996 issued by Cenco Incorporated                  New York Stock Exchange
- -----------------------------------------           -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                  Title of Each Class
     ---------------------------------------------------

     15-1/2% Subordinated Debentures due August 1, 2002
     9-1/2% Senior Subordinated Notes due 2002
     7-1/2% Senior Notes due 2006

     ___________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No _____
                              -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates was $1,374,652,828 as of August 1, 1996 based upon a closing price of $34.25 per share.

     The number of shares of Manor Care's Common Stock outstanding at May 31, 1996 was 62,731,168.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART I     1996 Annual Report to Stockholders
PART II    1996 Annual Report to Stockholders
PART III   Proxy Statement dated August 28, 1996

                                     PART I
                                     ------

ITEM 1.  Business.
- ------   --------

General
- -------

     Manor Care, Inc. ("Manor Care"), a Delaware corporation organized in August 1981, is a holding company that conducts its business through the Manor Care Hotel Division ("Hotel Division") and four principal subsidiaries, Manor Healthcare Corp. ("Healthcare"), Vitalink Pharmacy Services, Inc. ("Vitalink"), In Home Health, Inc. ("In Home Health") and Choice Hotels International, Inc. ("Choice"). Healthcare and its subsidiaries have been engaged since October 1968 in the business of developing, owning and managing nursing facilities, which provide skilled nursing and convalescent care principally for residents over the age of 65. Healthcare owns approximately 82.3% of Vitalink, a public company that operates institutional pharmacies, and acquired an approximately 63% ownership interest in In Home Health on October 24, 1995. In Home Health is a public company which specializes in providing comprehensive health care services to clients of all ages in their home. Healthcare also owns and operates an acute care general hospital, in-patient skilled nursing and rehabilitation facilities and assisted living facilities. Choice franchises the use of the "Quality," "Comfort," "Clarion," "Sleep," "Rodeway," "Econo Lodge" and "MainStay" trademarks and other related trademarks and services. The Hotel Division is engaged in the business of owning and operating hotels in the United States under the Choice trademarks. Other subsidiaries of Manor Care are engaged in owning, operating and franchising hotels in foreign countries.

     In fiscal year 1996, Manor Care derived approximately 44% of its total revenues from continuing operations through Medicare and Medicaid programs; aside from the foregoing, Manor Care has no few or single customers upon whom it is dependent.

     On March 7, 1996, Manor Care announced its intention to spin-off its lodging business to its shareholders in a tax free transaction (the "Spin-off"). Manor Care anticipates that the Spin-off will be completed in the Fall of 1996. However, there can be no assurance that the Spin-off will occur.

Industry Segments
- -----------------

     Manor Care's Consolidated Statements of Income and the information under the heading "Discontinued Operations", set forth on pages 15 and 25, respectively, of the Company's 1996 Annual Report, are hereby incorporated by reference.

Manor Healthcare Corp. - Healthcare Operations
- ----------------------------------------------

     Manor Care, through Healthcare and its subsidiaries, owns, operates or manages 175 in-patient skilled nursing and rehabilitation facilities and 25 assisted living facilities, which provide high acuity services, skilled nursing care, intermediate nursing care, custodial care and assisted living, principally for residents over the age of 65. Manor Care and its subsidiaries also own and operate an acute care hospital, 23 pharmacies and 42 home health offices.

Nursing Center Operations
- -------------------------

     Healthcare's nursing facilities provide, in general, five types of services:

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

     Each high acuity, skilled and intermediate nursing facility is under the direction of a state-licensed nursing center administrator supported by other professional personnel, such as a medical director, social worker, dietitian and recreation staff. Nursing departments in each such facility are under the supervision of a director of nurses who is state licensed. The nursing staffs are composed of other registered nurses and licensed practical nurses, as well as nursing assistants. Staff size and composition vary depending on the size and location of each facility.

     Manor Care has developed a Quality Assurance Program to ensure that high standards of care are maintained in each facility. The Quality Assurance Department is composed of a director, registered nurses, dietitians, nutrition specialists, an environmental services specialist and a recreational therapist. These staff specialists set corporate standards for delivery of care, direct the Quality Improvement Program, and provide consulting and educational services to the facilities.

     Manor Care's in-patient skilled nursing and rehabilitation facilities range in bed capacity from 48 to 281 beds and have an aggregate bed capacity of 23,689 beds, and its assisted living facilities have an aggregate bed capacity of 2,759 beds, both of which achieved an occupancy rate of 90% during the 1996 fiscal year. Manor Care's nursing facilities are located in 28 states: Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Texas, Utah, Virginia, Washington and Wisconsin.

     The nursing facilities are modern structures generally of wall-bearing masonry with fire resistive or protective floor and roof suspension systems. Most have been designed to permit private and semi-private patient room accommodations, and rooms at some facilities may be converted to accommodate up to four beds. Most facilities have individually controlled heating and air-conditioning units. Each nursing facility contains a fully equipped kitchen, an isolation room, day room areas, administrative offices and most contain a physical therapy room. Many of Manor Care's nursing facilities have specialized wings for assisted living, Alzheimer's patients, individuals with catastrophic injuries, and persons desiring extra amenities and activities. Manor Care believes all of the nursing facilities and related equipment are in good condition and well maintained.

     Manor Care operates MedBridge units within its in-patient skilled nursing facilities, which offer post-acute care for patients who no longer need hospital care. Twenty-three MedBridge units within skilled nursing facilities currently operate in Colorado, Delaware, Florida, Illinois, Indiana, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and Washington. During fiscal year 1996, the Company opened three nursing facilities with 120 beds each in Washington, Florida and Illinois. During fiscal year 1996, Manor Care acquired four nursing facilities and an operating lease located in California, Illinois, Pennsylvania and Washington for approximately $32,369,000 cash and $13,000,000 in assumed liabilities. Manor Care has six nursing facilities with a total of 728 beds under construction in California, Maryland, Florida, Ohio and Pennsylvania. Additions to nineteen existing facilities with a total of 360 beds are also under construction.

     Patients seeking the services of the nursing facilities come from a variety of sources, and are principally referred by hospitals and physicians. Most of Manor Care's nursing facilities participate in state Medicaid and in the federal Medicare program (see "Federal and State Assistance Programs"). However, Manor Care attempts to locate and operate its nursing facilities in a manner designed to attract patients who pay directly to the facilities for services without benefit of any government assistance program ("private patients").

     As a general rule, the profit margin is higher with private patients than with patients to whom services are rendered with government assistance programs. The following table sets forth certain information concerning revenues from government assistance programs for all of Manor Care's health care operations during fiscal year 1996:

                  Gross                  Contractual                Net
                Revenues                  Adjustment*             Revenues
                ------------            ------------            ------------
Medicare        $414,489,000            $147,579,000            $266,910,000
Medicaid         396,633,000             114,452,000             282,181,000
                ============            ============            ============

- ----------------
* Represents the estimated difference between private billing rates and amounts recoverable under government programs.

     The following table sets forth certain information concerning occupancy and revenues of Manor Care's nursing facilities and hospital during fiscal year 1996:


                               Nursing and
                         Assisted Living Facilities         Hospital
                        -----------------------------  -------------------
                          % of            % of           % of     % of
                        Occupancy       Revenues       Occupancy Revenues
                        ---------       --------       --------- ---------

  Private patients         56%            59%             39%       63%
  Medicaid patients        34%            23%             25%       10%
  Medicare patients        10%            18%             36%       27%
                           ---            ---             ---       ---
                          100%           100%            100%      100%
                          ===            ===             ===       ===

Assisted Living Operations
- --------------------------

     Manor Care operates Springhouse Senior Residences (assisted living facilities designed for the frail elderly) and Arden Courts (assisted living facilities for persons with early to mid-stage Alzheimer's who do not yet need nursing care). There are 18 Springhouse facilities, located in California, Florida, Indiana, Illinois, Maryland, Michigan, North Carolina and Ohio. During fiscal year 1996, Manor Care acquired six

Springhouse facilities with five attached skilled nursing units for approximately $74,300,000. There are seven Arden Courts in Florida, Illinois, Maryland and Pennsylvania, four of which opened in fiscal year 1996.

Pharmacy Operations
- -------------------

     Healthcare owns 82.3% of Vitalink, a publicly traded company that owns and operates 23 pharmacies located in California, Colorado, Florida, Illinois, Indiana, Iowa, Maryland, New Jersey, Ohio, Oklahoma, Oregon, Pennsylvania, Texas and Wisconsin.

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

     Pursuant to various master agreements, a portion of Vitalink's business is with Manor Care. As of May 31, 1996, Vitalink had contracts to serve 19,300 Manor Care beds and 30,600 beds not affiliated with Manor Care, resulting in revenues of $67,066,000 and $74,049,000, respectively, for fiscal 1996.

     On July 6, 1995, Vitalink acquired the infusion therapy business of Home Intravenous Care, Inc., located in Loveland, Colorado, for $2,325,000 in cash plus the assumption of $105,000 in liabilities and future contingent payments based on the achievement of certain future profitability objectives.

     On November 3, 1995, Vitalink acquired the institutional pharmacy business of Brentview Clinical Pharmacy, located in Los Angeles, California for $3,206,000 in cash plus the assumption of $45,000 in liabilities and future contingent payments based on the achievement of future profitability objectives.

Home Health Care Operations
- ---------------------------

     Healthcare owns effective control of approximately 63% of the voting stock of In Home Health, Inc., a publicly traded company which provides services from 42 offices and eleven pharmacies located in 13 states. In Home Health offers its clients a broad range of professional and support services to meet medical and personal needs at home, including nursing, infusion therapy, rehabilitation, personal care and homemaking.

     Each of In Home Health's 29 branches has two divisions: a Visit Division and an Extended Hour Division. The Visit Division provides clients with short-term care, usually up to two hours per visit. The Extended Care Division provides clients with care up to 24 hours a day. Through the Visit Division, In Home Health operates eleven infusion pharmacies which provide pharmaceutical drugs, fluids and supplies.

Hospital Operations
- -------------------

     Manor Care owns and operates Mesquite Community Hospital in Mesquite, Texas, a Dallas suburb. The 172 licensed bed facility, which opened in 1978, is a general medical/surgical acute care hospital fully accredited by the Joint Commission for the Accreditation of Health Care Organizations. Services include obstetrics, emergency services, coronary/intensive care, day surgery, skilled nursing, and geriatric psychiatry. Fully equipped, modern ancillary and diagnostic services include MRI, CT, nuclear medicine, cardiac catheterization and ultrasound with doppler. The medical staff, representing virtually every medical and surgical specialty, admit and refer patients into the hospital from their private office practices. Patient services are reimbursed from traditional insurance programs, managed care (HMO and PPO), Medicare and Medicaid. The hospital recently completed a 23,560 square foot, two-story addition, which houses a new emergency services department and a four operating suite day surgery center. Renovation of 14,300 square foot of existing hospital space will be completed in the fall of 1996.

Training School Operations
- --------------------------

     Medical Aid Training Schools, Inc., a subsidiary of Healthcare which previously operated five nursing assistant training schools located in New York, was closed as of May, 1996.

Regulation
- ----------

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

     State and local agencies survey all nursing facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. Such surveys include reviews of patient utilization of healthcare facilities and standards for patient care. Manor Care endeavors to maintain and operate its facilities in compliance with all such standards and conditions. Manor Care believes that at this time, none of its facilities is in violation of any applicable regulation that would threaten the operation of its business or materially affect the standard of care provided.

Federal and State Assistance Programs
- -------------------------------------

     Substantially all Manor Care's nursing facilities and the Hospital are currently certified to receive benefits provided under the Federal Health Insurance for the Aged Act (commonly referred to as "Medicare"), and under programs administered by the various states to provide medical assistance to the medically indigent ("Medicaid"). Both initial and continuing qualification of a nursing center or hospital to participate in such programs depends upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

     Services under Medicare consist of nursing care, room and board, social services, physical and occupational therapies, drugs, biologicals, supplies, and surgical, ancillary diagnostic and other necessary ser vices of the type provided by extended care or acute care facilities. Under the Medicare program, the federal government pays the reasonable direct and indirect allowable costs (including depreciation and interest) of the services furnished.

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

Competition
- -----------

     Manor Care's nursing facilities compete on a local and regional basis with other long-term healthcare providers, some of which have greater financial resources or operate on a nonprofit basis. The degree of success with which Manor Care's facilities compete varies from location to location and is dependent on a number of factors. Manor Care believes that the quality of care provided, reputation and physical appearance of facilities, and, in the case of private patients, charges for services, are significant competitive factors. Accordingly, it seeks to meet competition in each locality by establishing a reputation within the local medical communities for competent and competitive nursing center services. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles.

     Manor Care's Hospital encounters competition in the Mesquite, Texas area where it competes for community and physician acceptance with other hospitals. Vitalink's pharmacies compete with other local distributors of pharmaceuticals. In Home Health competes with hospitals, public health agencies, national temporary employment agencies, national specialized home care providers and other independent home care companies.

Hotel Division - Domestic Lodging Operations
- --------------------------------------------

     The Hotel Division operated 65 domestic hotels containing a total of 9,713 as of May 31, 1996. During fiscal year 1996, the Hotel Division purchased 16 hotels containing 1,934 rooms in Arizona, Arkansas, Florida, Indiana, Kansas, Maryland, Maine, Massachusetts, Michigan, Missouri, Nebraska, New Mexico, New York, North Carolina, Tennessee and Virginia for an aggregate purchase price of approximately $49,600,000.

     The hotels operate under the "Clarion," "Comfort," "Quality," "Sleep," "Econo Lodge" and "Rodeway" trade names and are located in Alabama, Arizona, Arkansas, California, Florida, Georgia, Indiana, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Missouri, Nebraska, New Mexico, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Virginia. All of the hotels are owned by Manor Care or its subsidiaries except two hotels located in California, which are leased.

     During fiscal year 1996, lodging revenues and expenses included food and beverage sales of $11,392,000 and costs of sales of $9,792,000.

QH Europe Partnership - Foreign Lodging Operations
- --------------------------------------------------

     Quality Hotels Europe, Inc. and Choice Hotels International, Inc. ("Choice"), subsidiaries of Manor Care, formed QH Europe Partnership in 1994 to own, operate and franchise hotels in Europe. Partnership subsidiaries own three hotels in Germany and one in England containing 607 rooms, which operate under the "Comfort" or "Quality" trade names.

     During 1996, Manor Care Hotels France S.A. purchased an equity interest in Friendly Hotels PLC for approximately $17.0 million. Concurrently, the rights to franchise properties under Choice brand names was sold to Friendly Hotels PLC for approximately $775,000 in Friendly Hotels common stock.

     During 1994, Partnership subsidiaries acquired certain assets of a French hotel chain, consisting primarily of franchise rights to approximately 100 hotels (now using the "Comfort" trade name), plus two owned and six leased hotels. During 1995, operations grew to eight leased hotels.

Choice Hotels International, Inc. - Franchise Operations
- --------------------------------------------------------

     Manor Care owns 100% of the Common Stock of Choice, which franchises the use of the "Quality," "Comfort," "Clarion," "Sleep," "Econo Lodge," "MainStay" and "Rodeway" trademarks.

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

     Choice also offers its franchisees interior design and decorating services and purchasing services for hotel furniture, fixtures and supplies. During 1996, the revenues and expenses of Choice included hotel supplies sales of $24,838,000 and costs of sales of $20,741,000.

     The standard franchise agreement currently offered by Choice for Clarion Hotels (luxury), Quality Inns and Quality Suites (mid-priced), MainStay Suites (mid-priced), Comfort Inns and Comfort Suites (luxury- budget) and Sleep Inns (economy hotels with standardized design) provides for an initial fee of $300 per guest room with a $40,000 minimum ($50,000 for Suites, $30,000 for MainStay, $35,000 for Quality). Choice sells Econo Lodge and Rodeway Inn franchises (economy brands) for an initial fee of $250 per guest room ($25,000 minimum).
In addition, franchisees are required to pay a royalty fee of 2.75% to 5% of gross room revenues (depending on brand) and assessments for reservations and marketing services at rates that may be changed to reflect inflation and actual costs incurred. The agreement normally is for a 20-year term.

     Choice supplies disclosure statements containing information for prospective franchisees in accordance with regulations of the Federal Trade Commission ("FTC"). In addition to the FTC regulations, certain states have requirements for registration of franchisors and disclosure requirements similar to the FTC regulations.

     Choice and an affiliate of Journey's End Corporation, a Canadian lodging management company, each own a 50% interest in a corporation that franchises Choice brands in Canada. Choice also has franchised hotels in more than 28 other foreign countries, including England, Ireland, Norway, France, Italy, Germany, Russia, India, New Zealand, Australia, Argentina, Japan, Thailand and Mexico.

     As of May 31, 1996, the seven (including MainStay) hotel chains comprised 3,052 open and operating hotels with 261,456 rooms, as set forth below:

                                     United States             Foreign
                                  ------------------      ------------------
                                  No. of      No. of      No. of     No. of
                                  Hotels      Rooms       Hotels     Rooms
                                  ------      ------      ------     -------
Franchised Only                   2,430       204,905     543        45,646
Owned/Managed by Manor Care          65         9,713      14         1,192
                                  -----       -------     ---        ------

TOTALS                            2,495       214,618     557        46,838
                                  =====       =======     ===        ======

Competition
- -----------

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

Employees
- ---------

     As of May 31, 1996, Manor Care employed approximately 31,218 full and part-time employees, 25,322 of whom were employed in healthcare operations, 4,835 in hotel operations and the remainder in Manor Care's headquarters.

     From time to time, some of Manor Care's nursing facilities and the Hospital experience shortages of professional nursing help which may require Manor Care to seek temporary employees through employment agencies at an increased cost. Manor Care does not believe that use of these contract employees has had a material adverse effect on its financial position to date.

     A majority of the employees are covered by the federal minimum wage laws, and a few employees are represented by labor unions. Attempts have been made from time to time to unionize employees of certain other facilities. Manor Care believes that it enjoys a good relationship with its employees.

Insurance
- ---------

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

ITEM 2.  Properties.
- ------   ----------

     As of May 31, 1996, Manor Care owned, leased or managed 175 in-patient skilled nursing and rehabilitation facilities and 25 assisted living facilities in 28 states and one acute care general hospital in Texas, as indicated below:

                                             Number     Number of
         Property                            Of Units   Operating Beds
         --------                            --------   --------------
     Nursing and Rehabilitation
      and Assisted Living Facilities:
          Owned                                184          24,405
          Leased                                14           1,808
          Managed                                2             235
     Acute Care Hospital                         1             134
                                               ---          ------

          TOTALS                               201          26,582
                                               ===          ======

     As of May 31, 1996, Vitalink leased 23 pharmacies in 14 states and its corporate offices in Naperville, Illinois and In Home Health leased 42 offices and its corporate offices in Minnetonka, Minnesota. As of May 31, 1996, Manor Care owned, managed or leased 79 hotels consisting of 65 domestic hotels containing 9,713 guest rooms and 14 hotels containing 1,192 rooms located in foreign countries.

     Manor Care owns its current three headquarters buildings in Silver Spring, Maryland and two additional buildings in Silver Spring, one that is used by employees and leased to third parties and the other of which is a warehouse building. On August 30, 1995, Manor Care leased a new 400,000 square foot headquarters building and a 200,000 square foot free-standing warehouse in Gaithersburg, Maryland, which lease was guaranteed by Manor Care and certain of its subsidiaries. Manor Care anticipates that as employees begin relocating to the Gaithersburg headquarters, it will lease to third parties its current headquarters buildings in Silver Spring. However, there can be no assurance that Manor Care will be able to lease such buildings. Manor Care also owns a building in Phoenix, Arizona, that serves as Western Regional Office of Choice and several undeveloped parcels. Manor Care also leases office space as needed to accommodate regional employees.

     Forty-eight (48) nursing facilities have been pledged to secure related mortgage and capital lease obligations.

ITEM 3.  Legal Proceedings.
- -------  -----------------

     One or more subsidiaries or affiliates of Manor Care have been identified as potentially responsible parties ("PRPs") in a variety of actions (the "Actions") relating to approximately 11 waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation and Liability Act, as amended, 42 U.S.C. (S)(S) 9601 et seq. ("CERCLA") and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous substance cleanup. The Actions arise out of the alleged activities of Cenco Incorporated and its subsidiary and affiliated companies ("Cenco") which were acquired by Healthcare in 1981. The Actions allege that such parties transported and/or generated hazardous substances that came to be located at the sites in question. These Actions allegedly occurred prior to Healthcare's acquisition of Cenco. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators, and multiple waste transportation disposal companies. Such proceedings typically involve efforts of governmental entities and/or private parties to allocate or recover site investigation and cleanup costs, which costs may be substantial. Manor Care believes it has adequate insurance coverage for a substantial portion of the claims asserted in the Actions.

     The most significant Action for Manor Care arises from the Kramer landfill, located in Mantua, New Jersey. On October 30, 1989, the New Jersey Department of Environmental Protection sued Manor Care and other defendants in U.S. District Court, District of New Jersey, seeking clean-up costs at the site where subsidiaries of Cenco allegedly transported waste. At about the same time, the United States filed a lawsuit against approximately 25 defendants in the same court seeking recovery of its expenses arising in connection with this site. Manor Care is a third party defendant in the latter suit. Based upon a recent court approved final allocation plan, and also in view of its insurance coverage, Manor Care believes that the Kramer Action will not have a material adverse effect on its financial condition or results of operation. This final allocation plan is not binding. If the matter is not resolved by settlement, a court would have to allocate responsibility and Manor Care's allocation could change.

     Although Manor Care, together with its insurers, is vigorously contesting its liability in the Actions, it is not possible at the present time to estimate the ultimate legal and financial liability of Manor Care in respect to the Actions. Manor Care, believes, however, that any such Action will not be material.

     Manor Care also is subject to other regulatory and legal actions, investigations or claims for damages that arise from time to time in the ordinary course of business. Manor Care is defending the claims against it and believes that these proceedings will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1996.

EXECUTIVE OFFICERS OF MANOR CARE, INC.

     The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of Manor Care, Inc. ("Manor Care") are set forth below. The business address of each executive officer is 11555 Darnestown Road, Gaithersburg, Maryland 20878-3200, unless otherwise indicated.

     Stewart Bainum, Jr.  (50) Chairman of the Board of Manor Care and Manor
     ------------------
Healthcare Corp. ("Healthcare") since March 1987; Chief Executive Officer of Manor Care since March 1987 and President since June 1989; Vice Chairman of the Board of Vitalink Pharmacy Services, Inc. ("Vitalink") since February 1995; Vice Chairman of the Board of Manor Care and subsidiaries from June 1982 to March 1987; Director of Manor Care since August 1981, of Vitalink since September 1991, of Healthcare since 1976 and of Choice Hotels International, Inc. and its predecessors ("Choice") since 1977; Chief Executive Officer of Healthcare since June 1989 and President from May 1990 to May 1991; Chairman of the Board and Chief Executive Officer of Vitalink from September 1991 to February 1995 and President and Chief Executive Officer from March 1987 to September 1991; Chairman of the Board of Choice from March 1987 to June 1990.

     Donald J. Landry.  (47) President of Choice since January 1995; President
     ----------------
of Manor Care Hotel Division since March 1992; various executive positions with Richfield Hotel Management, Inc. and its predecessors for more than 15 years, including President of MHM Corporation.

     James A. MacCutcheon.  (44) Senior Vice President, Chief Financial Officer
     --------------------
and Treasurer of Manor Care, Healthcare and Choice since September 1993; Senior Vice President-Finance and Treasurer from October 1987 to September 1993; Treasurer of Vitalink since September 1992 and a Director since September 1994; Senior Vice President-Finance and Treasurer and a Director of Vitalink from October 1987 to September 1991.

     James H. Rempe.  (66) Senior Vice President, General Counsel and Secretary
     --------------
of Manor Care since August 1981, of Choice since February 1981 and of Healthcare since December 1980; Secretary of Vitalink since January 1983 and a Director since September 1994; Senior Vice President and a Director of Vitalink from January 1983 to September 1991; Director of In Home Health, Inc. since October 1995.

     Margarita Schoendorfer.  (47) Vice President-Controller of Manor Care,
     ----------------------
Healthcare and Choice since November 1990; Corporate Controller from April 1986 to November 1990; Assistant Corporate Controller from August 1981 to April 1986.

     Donald C. Tomasso.  (51) President, Long-Term Care Division, of Healthcare
     -----------------
since February 1995 and a Director of Healthcare since June 1991; President and Chief Operating Officer of Healthcare from May 1991 to February 1995; Chairman and Chief Executive Officer of Vitalink since February 1995 and Vice Chairman from September 1991 to February 1995; previously employed by Marriott Corporation for more than five years, including as Executive Vice President/General Manager of the Roy Rogers Division; Director of In Home Health, Inc. since October 1995.

     Joseph Buckley.  (48) Executive Vice President of Manor Care and
     --------------
Healthcare since March 1996; Director of Vitalink since July 1996; President, Assisted Living Division, of Healthcare from February 1995 to March 1996; Senior Vice President-Information Resources and Development of Manor Care from June 1990 to February 1995; Vice President-Information Resources from July 1989 to June 1990; Vice President-Real Estate from September 1983 to July 1989; Director of Vitalink since July 1996; Director of In Home Health, Inc. since October 1995.

     Mark L. Gildea.  (44) Chief Executive Officer and Director of In Home
     --------------
Health since October 1995; President, Alternate Site Services Division, of Healthcare since December 1994; Vice President, Managed Care Marketing, from December 1993 to December 1994; Executive Vice President of Option Care, Inc. from October 1992 to December 1993; previously employed by Caremark, Inc. for over 10 years, including as Area Vice President. Business Address: 601 Lakeshore Parkway, #500, Minnetonka, MN 55305-5214.

     Donna L. DeNardo.  (44) President and Chief Operating Officer of Vitalink
     ----------------
since September 1991; Vice President of Healthcare and Vice President and General Manager of Vitalink from December 1989 to September 1991; various management positions with Healthcare from 1977 to December 1989 including Senior Regional Director of Nursing Facility Operations. Business address: 1250 East Diehl Road, Naperville, Illinois 60563.

     Scott Van Hove. (39) Senior Vice President of Manor Care and Healthcare
     --------------
since December 1995; Vice President of Operations, of Manor Care from March 1990 to December 1995.

                                    PART II
                                    -------


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
- ------   ---------------------------------------------------------------------

     The shares of Manor Care's Common Stock are listed and traded on the New York Stock Exchange. Information on the high and low sales prices of Manor Care's Common Stock during the past two years is included on page 27 of the 1996 Annual Report and is incorporated herein by reference.

     As of August 1, 1996, there were 3,200 record holders of Manor Care Common Stock.

     Information required on the frequency and amount of any dividends declared during the past two years with respect to such Common Stock is included on page 27 the 1996 Annual Report and is incorporated herein by reference.

                                                                      Pages
                                                                      -----
ITEM 6.   Selected Financial Data.
- ------    -----------------------

          The required information is included in the
          specified pages of the 1996 Annual Report and
          is incorporated herein by reference.                        Preceding 1

ITEM 7.   Management's Discussion and Analysis of
- ------    ---------------------------------------
          Financial Condition and Results of Operations.
          ----------------------------------------------

          The required information is included in the
          specified pages of the 1996 Annual Report
          and is incorporated herein by reference.                    14,19

ITEM 8.   Financial Statements and Supplementary Data.
- ------    -------------------------------------------

          The required information is included in the
          specified pages of the 1996 Annual Report
          and is incorporated herein by reference.  See
          Item 14 for index to financial statements                   15-18,
          and schedules.                                              20-27

ITEM 9.   Changes in and Disagreements with Accountants
- ------    ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          Not applicable.

                                    PART III
                                    --------

ITEM 10.  Directors and Executive Officers of the
- -------   ----------------------------------------
          Registrant.
          ----------

          The required information on directors is
          included in the specified pages of the Proxy
          Statement dated August 28, 1996 and is
          incorporated herein by reference.                           2-3,4

          The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Manor Care, Inc."

ITEM 11.  Executive Compensation.
- -------   ----------------------

          The required information is included in the
          specified pages of the Proxy Statement dated
          August 28, 1996 and is incorporated herein by
          reference.                                                   7-12

ITEM 12.  Security Ownership of Certain Beneficial Owners
- --------  -----------------------------------------------
          and Management.
          ---------------

          The required information is included in the
          specified pages of the Proxy Statement dated
          August 28, 1996 and is incorporated herein by
          reference.                                                   2-3

ITEM 13.  Certain Relationships and Related Transactions.
- --------  -----------------------------------------------

          The required information is included in the
          specified pages of the Proxy Statement dated
          August 28, 1996 and is incorporated herein by
          reference.                                                   15-16

                                    PART IV
                                    -------

ITEM 14.  Exhibits, Financial Statement Schedules, and
- --------  --------------------------------------------
          Reports on Form 8-K.
          --------------------------------------------

(a)  1.   Financial Statements

          Included on the following pages of the 1996 Annual Report:

            Consolidated Statements of Income                           15

            Consolidated Balance Sheets                                 16

            Consolidated Statements of Shareholders' Equity             17

            Consolidated Statements of Cash Flows                       18

            Management's Report and Report of
             Independent Public Accountants                              20

            Notes to Consolidated Financial Statements                   21-27

     2.  Financial Statement Schedules

            The following Report and Schedule are filed herewith on the pages indicated:

            Report of Independent Public Accountants                     21

            Schedule II - Valuation and Qualifying Accounts              22

            All other schedules are not applicable

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

             4.2 - Indenture dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee. Exhibit 4.1 to Form 8-K dated June 4, 1996 is incorporated herein by reference.

             4.3 - Supplemental Indentures dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee.
                     Exhibit 4.2 to Form 8-K dated June 4, 1996 is incorporated herein by reference.

             10.1 - Supplemental Executive Retirement Plan. Exhibit 10.2 to Form 10-K for the year ended May 31, 1986 is incorporated herein by reference.

             10.2 - Form of Executive Cash Incentive Plan. Exhibit 10.2 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

             10.3 - Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan. Exhibit A to the Proxy Statement dated August 10, 1994 is incorporated herein by reference.

             10.4 - Long-Term Incentive Plan. Exhibit A to Proxy Statement dated August 28, 1995 is incorporated herein by reference.

             10.5 - Employment Agreement dated April 27, 1995 between Manor Healthcare Corp. and Mark Gildea. Exhibit 10.15 for Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

             10.6 - Employment Agreement dated June 5, 1995 between Vitalink Pharmacy Services, Inc. and Donna L. DeNardo. Exhibit to
                     10.16 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

             10.7 - Employment Agreement dated September 1, 1995 among Manor Care, Inc., Choice Hotels International, Inc and Donald J. Landry.

             10.8 - Agreement dated as of June 1, 1996 among Manor Care, Inc., Choice Hotels International, Inc. and Robert C. Hazard, Jr.

             10.9 - Agreement dated as of June 1, 1996 among Manor Care, Inc., Choice Hotels International, Inc. and Gerald W. Petitt.

             10.10 - Master Aircraft Lease Agreement dated September 1, 1994 between Manor Care, Inc. and Wilderness Investment Company, Inc. Exhibit 10.17 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

             10.11 - Lease dated as of August 30, 1995 between The Gaithersburg
                     Realty Trust and Manor Care, Inc.

             10.12 - Guarantee dated as of August 30, 1995 made by Manor Care,
                     Inc., Manor Healthcare Corp., Choice Hotels International, Inc., Quality Hotels Europe, Inc., Four Seasons Nursing Center, Inc., MNR Financial Corp., Boulevard Motel Corp. and Chemical Bank.

               13  - 1996 Annual Report to Stockholders (information
                     incorporated by reference).

               21  - Subsidiaries of the Registrant.

               23  - Consent of Independent Public Accountants.

               27  - Financial Data Schedule.

                 99  - Proxy Statement dated August 28, 1996.

     (b) One report on Form 8-K was filed during the last quarter of the fiscal year ended May 31, 1995. The Report, filed May 7, 1996, reported as
          Item 5 the intention of Manor Care to spin-off its lodging business and the restatement of its annual audited financial statements to reflect the lodging business as a discontinued operation. The following financial statements were filed:

               -     Management's Review of Operating Results
               -     Consolidated Statements of Income
               -     Consolidated Balance Sheets
               -     Consolidated Statements of Shareholders' Equity
               -     Consolidated Statements of Cash Flow
               -     Management's Review of Financial Position and Cash Flows
               -     Report of Independent Public Accountants
               -     Notes to Consolidated Financial Statements


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated: August 28, 1996              MANOR CARE, INC.
                        --


                                              By:/s/ James A. MacCutcheon
                                                 ---------------------------
                                                    James A. MacCutcheon
                                                    Senior Vice President-
                                                    Finance and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                       Title                     Date
     ---------                       -----                     ----

/s/ Stewart Bainum, Jr.        Chairman, Director,       August 28, 1996
- --------------------------                                      --
    Stewart Bainum, Jr.        President and Chief
                               Executive Officer


/s/ Stewart Bainum             Vice Chairman             August 28, 1996
- --------------------------                                      --
    Stewart Bainum             and Director

/s/ Kennett Simmons            Director                  August 28, 1996
- --------------------------                                      --
    Kennett Simmons

/s/ Regina E. Herzlinger       Director                  August 28, 1996
- --------------------------                                      --
    Regina E. Herzlinger

/s/ William H. Longfield       Director                  August 28, 1996
- --------------------------                                      --
    William H. Longfield

/s/ Frederic V. Malek          Director                  August 28, 1996
- --------------------------                                      --
    Frederic V. Malek

/s/ Jerry E. Robertson         Director                  August 28, 1996
- --------------------------                                      --
    Jerry E. Robertson

/s/ Margarita Schoendorfer     Vice President-           August 28, 1996
- --------------------------                                      --
    Margarita Schoendorfer     Corporate Controller

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE SHAREHOLDERS OF MANOR CARE, INC.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Manor Care, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 28, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Washington, D.C.,
June 28, 1996

                                                                     Schedule II



                       MANOR CARE, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands of dollars)

                                   Balance at Charged to                            Balance at
                                   Beginning    Profit                                 End
Description                        of Period   and Loss     Other      Write-Offs   of Period
- -----------                        ---------  ---------     -----      -----------  ----------
Year ended May 31, 1996
Allowance for doubtful accounts    $18,797    $16,190       $1,030 (A)   $(11,706)     $24,311
                                   =======    =======       ==========   ========      =======

Year ended May 31, 1995
Allowance for doubtful accounts    $15,481    $12,587       $ -          $ (9,271)     $18,797
                                   =======    =======       ==========   ========      =======

Year ended May 31, 1994
Allowance for doubtful accounts    $ 9,519    $10,563       $3,434(A)    $ (8,035)     $15,481
                                   =======    =======       ==========   ========      =======

/(A)/Represents reserves of acquired companies.

       __________________________________________________________________
       __________________________________________________________________



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                    ________



                                    EXHIBITS

                                       to

                                   FORM 10-K


                           Annual Report Pursuant to
                           Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



                                    ________


                                MANOR CARE, INC.



       __________________________________________________________________
       __________________________________________________________________

                                 EXHIBIT INDEX
                                 -------------


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

4.2 - Indenture dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee. Exhibit 4.1 to Form 8-K dated June 4, 1996 is incorporated herein by reference.

4.3 - Supplemental Indentures dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee. Exhibit 4.2 to Form 8-K dated June 4, 1996 is incorporated herein by reference.

10.1 - Supplemental Executive Retirement Plan. Exhibit 10.2 to Form 10-K for the year ended May 31, 1986 is incorporated herein by reference.

10.2 - Form of Executive Cash Incentive Plan. Exhibit 10.2 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

10.3 - Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan. Exhibit A to the Proxy Statement dated August 10, 1994 is incorporated herein by reference.

10.4 - Long-Term Incentive Plan. Exhibit A to Proxy Statement dated August 28, 1995 is incorporated herein by reference.

10.5 - Employment Agreement dated April 27, 1995 between Manor Healthcare Corp. and Mark Gildea. Exhibit 10.15 for Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

10.6 - Employment Agreement dated June 5, 1995 between Vitalink Pharmacy Services, Inc. and Donna L. DeNardo. Exhibit to 10.16 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

10.7 - Employment Agreement dated September 1, 1995 among Manor Care, Inc., Choice Hotels International, Inc and Donald J. Landry.

10.8 - Agreement dated as of June 1, 1996 among Manor Care, Inc., Choice Hotels International, Inc. and Robert C. Hazard, Jr.

10.9 - Agreement dated as of June 1, 1996 among Manor Care, Inc., Choice International, Inc. and Gerald W. Pettit.

10.10 - Master Aircraft Lease Agreement dated September 1, 1994 between Manor Care, Inc. and Wilderness Investment Company, Inc. Exhibit 10.17 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference

10.11 - Lease dated as of August 30, 1995 between The Gaithersburg Realty Trust and Manor Care, Inc.

10.12 - Guarantee dated as of August 30, 1005 made by Manor Care, Inc., Manor Healthcare Corp., Choice Hotels International, Inc., Quality Hotels Europe, Inc., Four Seasons Nursing Center, Inc., MNR Financial Corp., Boulevard Motel Corp. and Chemical Bank.

13 - 1996 Annual Report to Stockholders (information incorporated by reference).

21 -     Subsidiaries of the Registrant.

23 -     Consent of Independent Public Accountants.

27 -     Financial Data Schedule.

99 -     Proxy Statement dated August 28, 1996.