Form 10-Q
period 1996-08-31
MANOR CARE INC/NEW
filed 1996-10-15
CIK 354604

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 1996
                 ---------------

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______


                                MANOR CARE, INC.
                                ----------------

                         COMMISSION FILE NUMBER 1-8195
                         -----------------------------

Incorporated in Delaware                   E.I.#52-1200376
-------------------------                  ---------------

11555 Darnestown Road, Gaithersburg, Maryland 20878
---------------------------------------------------

Telephone:  (301) 979-4000
----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
    -----       -----

62,759,334 Common Shares were outstanding as of October 9, 1996.

                         This report contains 13 pages.

                         PART I. FINANCIAL INFORMATION




                              FINANCIAL STATEMENTS


                       MANOR CARE, INC. AND SUBSIDIARIES
                       ---------------------------------


The consolidated balance sheet as of August 31, 1996, the consolidated statements of income and the consolidated statements of cash flows for the three months ended August 31, 1996 and 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at August 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 annual report to shareholders, previously filed with the Commission. The results of operations and cash flows for the three month periods ended August 31, 1996 and 1995 are not necessarily indicative of the operating results or cash flows for the full year.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                             August 31, 1996         May 31, 1996
                                                             ---------------         ------------
                                                              (Unaudited)              (Note)

ASSETS

Current Assets
         Cash and cash equivalents                          $   40,045               $   62,533
         Receivables (net of allowances
          of $26,740 and $24,311)                              106,625                  107,267
         Inventories                                            20,440                   18,734
         Current deferred income tax benefit                    40,813                   40,420
         Prepaid expenses                                       31,389                    3,885
         Other current assets                                    2,418                    2,222
                                                             ---------                ---------
                 Total current assets                          241,730                  235,061
                                                             ---------                ---------


Property and Equipment, at cost
         Land                                                   92,234                   92,884
         Buildings and improvements                            906,868                  887,184
         Capitalized leases                                     12,747                   12,747
         Furniture, fixtures and equipment                     217,275                  209,035
         Facilities in progress                                 52,083                   49,067
                                                             ---------                ---------
                                                             1,281,207                1,250,917
         Less accumulated depreciation                        (347,871)                (332,710)
                                                             ---------                ---------
           Net property and equipment                          933,336                  918,207
                                                             ---------                ---------

Goodwill                                                        59,655                   54,646
                                                             ---------                ---------

Advances to discontinued lodging segment                       225,723                  225,723
                                                             ---------                ---------

Net investment in discontinued lodging segment                 170,261                  159,537
                                                             ---------                ---------

Other Assets                                                    98,733                   88,666
                                                             ---------                ---------

Total Assets                                                $1,729,438               $1,681,840
                                                             =========                =========





NOTE: The balance sheet at May 31, 1996 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                         August 31, 1996            May 31, 1996
                                                         ---------------            ------------
                                                           (Unaudited)                 (Note)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Current portion of long-term debt                  $   23,526               $   23,984
         Accounts payable                                       74,003                   85,804
         Accrued expenses                                      116,404                  113,426
         Income taxes payable                                   26,281                    8,614
                                                             ---------                ---------
                 Total current liabilities                     240,214                  231,828
                                                             ---------                ---------


Mortgage and Other Long-Term Debt                              218,574                  334,781
                                                             ---------                ---------

Subordinated Long-Term Debt                                    295,355                  155,794
                                                             ---------                ---------

Deferred Income Taxes and Other                                238,171                  251,668
                                                             ---------                ---------

Stockholders' Equity
         Common stock                                            6,596                    6,581
         Contributed capital                                   182,527                  174,364
         Retained earnings                                     594,230                  571,925
         Cumulative translation adjustments                     (4,511)                  (1,362)
         Treasury stock, at cost                               (41,718)                 (43,739)

                                                             ---------                ---------

                 Total stockholders' equity                    737,124                  707,769
                                                             ---------                ---------

                                                            $1,729,438               $1,681,840
                                                             =========                =========





NOTE: The balance sheet at May 31, 1996 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)


                                                      Three Months Ended August 31,
                                                  ------------------------------------
                                                     1996                      1995
                                                     ----                      ----


Revenues
         Revenues                                  $336,479                  $273,992
                                                   --------                  --------

Expenses
         Operating expenses                         266,072                   209,490
         Depreciation & amortization                 18,304                    15,549
         General corporate                           15,977                    18,441
                                                    -------                   -------
                 Total expenses                     300,353                   243,480
                                                    -------                   -------

                 Income from operations              36,126                    30,512
                                                    -------                   -------

Other income (expenses)
         Interest income from advances
         to discontinued lodging operations           5,079                     4,612
         Interest income and other                    2,073                       819
         Minority interest                             (270)                     (582)
         Interest expense                            (9,142)                   (5,607)
                                                    -------                   -------
                 Total other expenses, net           (2,260)                     (758)
                                                    -------                   -------

Income from continuing operations
         before income taxes                         33,866                    29,754

Income taxes                                         13,600                    12,242
                                                    -------                   -------

Net income from continuing operations                20,266                    17,512

Discontinued lodging operations:
         Income from discontinued lodging
         operations (net of income
         taxes of $10,500, $7,658)                    3,419                    10,914
                                                    -------                   -------

Net income                                         $ 23,685                  $ 28,426
                                                    =======                   =======

Average shares outstanding                           63,002                    62,546
                                                    =======                   =======

Earnings per share:
         Earnings from continuing
         operations                                $   0.32                  $   0.28

         Earnings from discontinued lodging
         operations                                    0.06                      0.17
                                                    -------                   -------

         Total earnings per share                  $   0.38                  $   0.45
                                                    =======                   =======


Dividends per share of common stock                $   .022                  $   .022
                                                    =======                   =======

                      MANOR CARE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                       August 31,        August 31,
                                                          1996              1995
                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  23,685         $  28,426
Reconciliation of net income to net cash
 provided by operating activities:
 Income from discontinued lodging operations             (3,419)          (10,914)
 Depreciation and amortization                           18,304            15,549
 Amortization of debt discount                              103               115
 Provision for bad debts                                  4,512             3,724
 (Decrease) increase in deferred taxes                   (2,626)            2,939
Changes in assets and liabilities
 Change in accounts receivable                           (3,870)           (6,492)
 Change in inventories and other current assets         (29,406)          (18,378)
 Change in current liabilities                           (8,823)            6,288
 Change in income taxes payable                          17,667            13,392
 Change in other liabilities                            (11,264)            7,734
                                                       --------          --------

   NET CASH PROVIDED BY CONTINUING OPERATIONS             4,863            42,383
   NET CASH PROVIDED (UTILIZED) BY DISCONTINUED
    LODGING OPERATIONS                                   13,929            (2,618)
                                                       --------          --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES             18,792            39,765
                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of healthcare facilities                     -0-              (7,045)
 Investment in property and equipment                   (38,447)          (22,935)
 Acquisition of pharmacies                               (5,291)           (2,325)
 Other items, net                                       (12,550)           (1,179)
                                                        -------          --------

   NET CASH UTILIZED BY INVESTING ACTIVITIES
     OF CONTINUING OPERATIONS                           (56,288)          (33,484)
   NET CASH UTILIZED BY INVESTING ACTIVITIES
     OF DISCONTINUED LODGING OPERATIONS                 (16,577)          (43,096)
                                                       --------          --------
   NET CASH UTILIZED BY INVESTING ACTIVITIES            (72,865)          (76,580)
                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing of long-term debt                            149,400             7,000
 Principal payments of debt                            (116,758)          (11,194)
 Proceeds from exercise of stock options                  9,964               374
 Dividends paid                                          (1,381)           (1,373)
 Retirement of bonds                                     (9,900)            -0-
                                                       --------          --------
   NET CASH PROVIDED (UTILIZED) BY FINANCING
     ACTIVITIES OF CONTINUING OPERATIONS                 31,325            (5,193)
   NET CASH PROVIDED (UTILIZED) BY FINANCING
     ACTIVITIES OF DISCONTINUED LODGING OPERATIONS          260            (1,387)
                                                       --------          --------
   NET CASH PROVIDED (UTILIZED) BY FINANCING
     ACTIVITIES                                          31,585            (6,580)
                                                       --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (22,488)          (43,395)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         62,533            72,972
                                                       --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  40,045         $  29,577
                                                       ========          ========

                       MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 1996
                                  (unaudited)


Long-Term Debt
--------------

Long-term debt was $513.9 million at August 31, 1996 compared to $490.6 million at May 31, 1996. The Company has a $250 million competitive advance and multi-currency revolving credit facility provided by a group of eighteen banks. This facility provides that up to $75 million is available for borrowings in foreign currencies. Borrowings under the facility are, at the option of the Company, at one of several rates including LIBOR plus 26.25 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the facility. The facility requires the Company to pay fees of 3/16 of 1% on the entire loan commitment. The facility will terminate on September 6, 2001. Outstanding borrowings under the facility at August 31, 1996 totalled $176.4 million, including $51.4 million in foreign currency borrowings included in net investment in discontinued lodging operations as the foreign currency borrowings are directly attributable to the lodging segment.

In June 1996, the Company issued $150.0 million of 7.5% senior notes due 2006. These notes are redeemable at the option of the Company at any time at a price equal to the greater of (a) the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest, discounted with an applicable treasury rate plus 15 basis points, plus accrued interest to the date of redemption. The proceeds of this offering were used to repay borrowings under the Company's competitive advance and multi-currency revolving credit facility. In July 1996, the Company repurchased 9.5% senior notes with the face amount of $9.9 million for $10.5 million.

Acquisitions, Divestitures and Sales of Property
------------------------------------------------

During the first three months of fiscal year 1997, the Company transferred an assisted living facility to the discontinued lodging operations with an approximate net book value of $4.9 million. The Company also purchased a pharmacy business in California for approximately $5.3 million.

During fiscal year 1996, the Company acquired four nursing centers and an operating lease for approximately $45.4 million, of which $32.4 million was cash and the remainder was assumed liabilities. Additionally, six assisted living facilities, with five attached skilled nursing units, were purchased for $74.3 million, of which $19.0 million was cash and the reminder was assumed liabilities. The Company's pharmacy subsidiary, Vitalink Pharmacy Services, Inc., purchased two pharmacies for $6.3 million. In October 1995, the Company purchased 41% of the common stock of In Home Health Inc. (IHHI), a provider of home health services, for $22.9 million. The Company paid an additional $20.0 million to IHHI for 100% of its outstanding voting convertible preferred stock

                       MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 1996
                                  (unaudited)


Acuisitions, divestitures and Sales of Property (Continued)
-----------------------------------------------

and for warrants to purchase an additional 6 million shares of common stock.
As a result of this transaction, the Company currently has effective control of approximately 63% of the voting stock of IHHI.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

Available cash balances of $40 million as of August 31, 1996 and unused lines of credit of $134.6 million are considered adequate to ensure sufficient liquidity and capital resources for both the upcoming year and the foreseeable future.

Results of Operations
---------------------

The following review of operating results includes the historical results of operations of the Company for the three months ended August 31, 1996 and August 31, 1995 reflecting the Company's lodging business as discontinued operations. The results of operations for the three months ended August 31, 1995 previously reported have been restated to reflect the Company's lodging business as discontinued operations.

Net income for the three months ended August 31, 1996 was $23.7 million or $.38 per share as compared to $28.4 million or $.45 per share reported in the first quarter of the prior year.

Income from operations for the three months ended August 31, 1996 was $36.1 million. This compares to income from operations in the same period last year of $30.5 million.

Gross profit for the three months ended August 31, 1996, increased $5.9 million, when compared to the same period last year. For the three months ended August 31, 1996, revenues and operating expenses rose 23% and 27% respectively. Higher occupancies and rate increases in the Company's skilled nursing facilities improved year-to-date gross profit by $2.5 million and $0.9 million, respectively. Increased capacity and occupancies at the Company's assisted living facilities improved year-to-date gross profit by $1.8 million. The remaining improvement was primarily due to added capacity in Vitalink, the Company's institutional pharmacy subsidiary.

Depreciation and amortization increased $2.8 million for the three month period ended August 31, 1996 from the same period last year as a result of acquisitions and increases in property and equipment resulting from additions and renovations to existing facilities during the past twelve months.

General corporate expense for the three months ended August 31, 1996, decreased $2.5 million, when compared to the same period last year. This decrease was primarily because of a reduction in employees related to the discontinued operations and reengineering efforts in both organizational and financial systems. General corporate expense represented 4.7% of revenues during the three months ended August 31, 1996 compared to 6.7% for the same period last year. General corporate expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)
---------------------

Interest expense increased $3.5 million for the three months ended August
31, 1996 from the same period last year. The increase in interest expense resulted primarily from the issuance of $150.0 million of 7.5% senior notes in June 1996. Interest capitalized, in conjunction with construction programs, amounted to $1.4 million and $.6 million in the three months ended August 31, 1996 and 1995, respectively.

Pharmacy Subsidiary Merger Agreement
------------------------------------

In September 1996, the Company's 82%-owned pharmacy subsidiary Vitalink Pharmacy Services, Inc. and GranCare, Inc. announced that they have entered into a definitive merger agreement. The first step in the transaction calls for GranCare to spin-off its skilled nursing operations in a tax-free distribution to shareholders.

                       MANOR CARE, INC. AND SUBSIDIARIES


                           PART II OTHER INFORMATION




  Item 4.     Submission of Matters to a Vote of Security Holders.
  -------

At the annual shareholders meeting on September 30, 1996, the shareholders elected the directors who had been nominated by the Company. The number of votes cast was as follows:

                                 For      Against/Withheld
                                 ---      ----------------

Stewart Bainum, Jr.           55,157,627       125,550
Stewart Bainum                54,671,291       611,886
Regina E. Herzlinger          55,174,731       108,446
William H. Longfield          55,172,844       110,333
Frederic V. Malek             55,139,530       143,647
Jerry E. Robertson            55,153,659       129,518
Kennett L. Simmons            55,165,409       117,768


The shareholders approved the Manor Care, Inc. 1996 Non-employee Director Stock Compensation Plan, which authorizes the awarding of a maximum of 40,000 shares of Company common stock to non-employee directors. There were 54,543,905 shares voted in favor of the proposal, 416,032 shares voted against and 323,240 shares abstaining.

Item 6.     Exhibits and Reports on Form 8-K.
-------

(a)   Exhibits
      27 - Financial Data Schedule

(b) There were no reports filed on Form 8-K for the three months ended August 31, 1996.

                       MANOR CARE, INC. AND SUBSIDIARIES




                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MANOR CARE, INC.
         (Registrant)





     Date: October 12, 1996   By:   James A. MacCutcheon
           ----------------         Senior Vice President,
                                    Chief Financial Officer
                                    and Treasurer





     Date: October 12, 1996   By:   James H. Rempe
           ----------------         Senior Vice President,
                                    General Counsel and Secretary




     Date: October 12, 1996   By:   Margarita Schoendorfer
           ----------------         Vice President and
                                    Corporate Controller