Form 10-Q
period 1996-11-30
MANOR CARE INC/NEW
filed 1997-01-14
CIK 354604

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended November 30, 1996


       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______ to ______



                                MANOR CARE, INC.

                         COMMISSION FILE NUMBER 1-8195


Incorporated in Delaware                          E.I.#52-1200376

11555 Darnestown Road, Gaithersburg, Maryland 20878

Telephone:  (301) 979-4000



Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
    -----        -----

62,810,084 Common Shares were outstanding as of January 10, 1997.

                         This report contains 13 pages.

                         PART I. FINANCIAL INFORMATION


                              FINANCIAL STATEMENTS

                       MANOR CARE, INC. AND SUBSIDIARIES

The consolidated balance sheet as of November 30, 1996, the consolidated statements of income for the three and six month periods ended November 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended November 30, 1996 and 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 annual report to shareholders, previously filed with the Commission. The results of operations for the three and six month periods ended November 30, 1996 and 1995, and cash flows for the six months ended November 30, 1996 and 1995, are not necessarily indicative of the operating results or cash flows for the full year.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                         November 30, 1996   May 31, 1996
                                         -----------------   ------------
                                            (Unaudited)          (Note)
ASSETS

Current assets
     Cash and cash equivalents               $  51,564        $   62,533
     Receivables (net of allowances
     of $29,000 and $24,311)                   125,740           107,267
     Inventories                                21,344            18,734
     Current deferred income tax benefit        40,791            40,420
     Prepaid expenses                           23,155             3,885
     Other current assets                        2,758             2,222
                                             ---------        ----------
          Total current assets                 265,352           235,061
                                             ---------        ----------
Property and equipment, at cost
     Land                                       94,421            92,884
     Buildings and improvements                920,602           887,184
     Capitalized leases                         12,747            12,747
     Furniture, fixtures and equipment         227,654           209,035
     Facilities in progress                     55,583            49,067
                                             ---------        ----------
                                             1,311,007         1,250,917
     Less accumulated depreciation            (356,341)         (332,710)
                                             ---------        ----------
          Net property and equipment           954,666           918,207
                                             ---------        ----------
Goodwill                                        62,202            54,646
                                             ---------        ----------
Advances to discontinued lodging segment       225,723           225,723
                                             ---------        ----------
Net investment in discontinued lodging segment       -           159,537
                                             ---------        ----------
Other assets                                    97,310            88,666
                                             ---------        ----------
Total assets                                $1,605,253        $1,681,840
                                             =========        ==========


NOTE: The balance sheet at May 31, 1996 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                          November 30, 1996  May 31, 1996
                                          -----------------  --------------
                                            (Unaudited)            (Note)

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
      Current portion of long-term debt     $   17,433        $   23,984
      Accounts payable                          67,223            85,804
      Accrued expenses                         124,273           113,426
      Income taxes                              17,477             8,614
                                            ----------        ----------
          Total current liabilities            226,406           231,828
                                            ----------        ----------
    Mortgage and other long-term debt          231,180           334,781
                                            ----------        ----------
    Subordinated long-term debt                297,945           155,794
                                            ----------        ----------
    Deferred income taxes and other            248,066           251,668
                                            ----------        ----------
    Stockholders' equity
      Common stock                               6,597             6,581
      Contributed capital                      182,864           174,364
      Retained earnings                        453,913           571,925
      Cumulative translation adjustments           -              (1,362)
      Treasury stock, at cost                  (41,718)          (43,739)
                                            ----------        ----------
          Total stockholders' equity           601,656           707,769
    Total liabilities and                   ----------        ----------
          stockholders' equity              $1,605,253        $1,681,840
                                            ==========        ==========


NOTE: The balance sheet at May 31, 1996 has been taken from the audited financial statements at that date.

                       MANOR CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per-share data)


                                      Three Months Ended     Six Months Ended
                                          November 30,          November 30,
                                    --------------------    --------------------
                                      1996        1995        1996       1995
                                    --------   ---------    --------    --------
Revenues
     Revenues                       $351,585    $299,722    $688,064    $573,714
                                    --------    --------    --------    --------
Expenses
  Operating expenses                 275,410     228,657     541,482     438,147
  Depreciation & amortization         18,573      16,050      36,877      31,599
  General corporate & other           15,896      16,965      31,873      35,406
                                    --------    --------    --------    --------
      Total expenses                 309,879     261,672     610,232     505,152
                                    --------    --------    --------    --------
      Income from operations          41,706      38,050      77,832      68,562
                                    --------    --------    --------    --------
Other income (expenses)
  Interest income from advances
  to discontinued lodging segment      5,078       4,904      10,157       9,516
  Interest income and other            2,560       1,390       4,633       2,209
  Minority interest                      516        (417)        246        (999)
  Interest expense                   (10,026)     (8,791)    (19,168)    (14,398)
                                    --------    --------    --------    --------
      Total other expenses, net       (1,872)     (2,914)     (4,132)     (3,672)
                                    --------    --------    --------    --------
Income from continuing operations     39,834      35,136      73,700      64,890
Income taxes                          15,800      14,479      29,400      26,721
                                    --------    --------    --------    --------
Net Income from continuing
 operations                           24,034      20,657      44,300      38,169

Discontinued operations:
  Income from discontinued lodging
  segment (net of income taxes
  of $5,800, $5,821, $16,300,
  $13,479)                             8,410       8,131      11,829      19,045
                                    --------    --------    --------    --------
Net income                          $ 32,444    $ 28,788    $ 56,129    $ 57,214
                                    --------    --------    --------    --------
Average shares outstanding            63,079      62,587      63,040      62,566
                                    --------    --------    --------    --------
Earnings per share:
      Earnings from continuing
      operations                       $0.38       $0.33       $0.70       $0.61

      Earnings from discontinued
      lodging segment                   0.13        0.13        0.19        0.30
                                    --------    --------    --------    --------

      Total earnings per share          0.51        0.46    $   0.89    $   0.91
                                    ========    ========    ========    ========

Dividends per share of common stock $  0.022    $  0.022    $  0.044    $  0.044
                                    ========    ========    ========    ========

                        MANOR CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                    Six Months Ended November 30,
                                                    -----------------------------
                                                          1996         1995
                                                        --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $56,129      $57,214
Reconciliation of net income to net cash
 provided by operating activities:
     Income from discontinued lodging segment            (11,829)     (19,045)
     Depreciation and amortization                        36,877       31,599
     Amortization of debt discount                           397          230
     Provision for bad debts                               7,987        7,815
     Increase  in deferred taxes                           5,014        7,774
     Gain on sale of properties                           (7,321)           0
Changes in assets and liabilities
     Change in accounts receivable                       (26,109)      (4,942)
     Change in inventory and other current assets        (20,918)      (9,964)
     Change in current liabilities                        (8,955)       1,996
     Change in income taxes payable                        8,863        6,210
     Change in other liabilities                         (11,210)      12,091
                                                       ---------    ---------
        NET CASH PROVIDED BY CONTINUING OPERATIONS        28,925       90,978
        NET CASH PROVIDED BY DISCONTINUED
            LODGING SEGMENT                               40,599       25,792
                                                       ---------    ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES         69,524      116,770
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in property and equipment                (78,165)     (53,348)
     Acquisition of assisted living facilities                 0      (19,050)
     Investment in systems development                    (5,548)      (2,757)
     Acquisition of operating pharmacies                  (5,291)      (5,533)
     Acquisition of healthcare facilities                 (4,440)     (14,607)
     Purchase of home health business                          0      (22,950)
     Sale of healthcare facilities                        17,283            0
     Other items, net                                    (13,899)     (10,735)
                                                       ---------    ---------
        NET CASH UTILIZED BY INVESTING ACTIVITIES
            OF CONTINUING OPERATIONS                     (90,060)    (128,980)
        NET CASH UTILIZED BY INVESTING ACTIVITIES
            OF DISCONTINUED LODGING SEGMENT              (29,424)     (76,860)
                                                       ---------    ---------
        NET CASH UTILIZED BY INVESTING ACTIVITIES       (119,484)    (205,840)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt                        149,400       56,000
     Principal payments of debt                         (108,547)      (2,863)
     Advances to discontinued lodging segment                  0      (27,201)
     Proceeds from exercise of stock options              10,149          598
     Dividends paid                                       (2,765)      (2,748)
     Retirement of debentures                             (9,900)           0
                                                       ---------    ---------
        NET CASH PROVIDED BY FINANCING
           ACTIVITIES OF CONTINUING OPERATIONS            38,337       23,786
        NET CASH PROVIDED BY FINANCING
           ACTIVITIES OF DISCONTINUED LODGING SEGMENT        654       25,848
                                                       ---------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES         38,991       49,634
                                                       ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                      (10,969)     (39,436)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          62,533       72,972
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  51,564    $  33,536
                                                       =========    =========

                       MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996
                                  (unaudited)


Long-Term Debt

Long-term debt was $529.1 million at November 30, 1996 compared to $490.6 million at May 31, 1996. The Company has a $250.0 million competitive advance and multi-currency revolving credit facility provided by a group of sixteen banks. This facility provides that up to $75 million is available for borrowings in foreign currencies. Borrowings under the facility are, at the option of the Company, at one of several rates including LIBOR plus 20 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the facility. The facility requires the Company to pay fees of 1/10 of 1% on the entire loan commitment. The facility will terminate on September 6, 2001. Outstanding borrowings at November 30, 1996 totalled $135.0 million.

In June 1996, the Company issued $150.0 million of 7.5% senior notes due 2006. These notes are redeemable at the option of the Company at any time at a price equal to the greater of (a) the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest, discounted at an applicable treasury rate plus 15 basis points, plus accrued interest to the date of redemption. The proceeds of this offering were used to repay borrowings under the Company's competitive advance and multi-currency revolving credit facility. In July 1996, the Company repurchased 9.5% senior notes with a face amount of $9.9 million for $10.5 million.

Acquisitions, Divestitures and Sales of Property

During the first six months of fiscal 1997, the Company transferred an assisted living facility to the discontinued lodging segment with an approximate net book value of $4.9 million. The Company's pharmacy subsidiary, Vitalink Pharmacy Services, Inc., purchased a pharmacy business in California for approximately $5.3 million. In addition, the Company acquired a nursing center in California for $4.4 million and sold four nursing centers in Indiana, Iowa, Illinois and Texas for $17.3 million, of which $12.9 million was held in escrow at November 30, 1996.

During fiscal year 1996, the Company acquired four nursing centers and an operating lease for approximately $45.4 million, of which $32.4 million was cash and the remainder was assumed liabilities. Additionally, six assisted living facilities, with five attached skilled nursing units, were purchased for $74.3 million, of which $19.0 million was cash and the remainder was assumed liabilities. The Company's pharmacy subsidiary, Vitalink Pharmacy Services, Inc., purchased two pharmacies for $6.3 million. In October 1995, the Company purchased 41% of the common stock of In Home Health, Inc. (IHHI), a provider of home health services, for $22.9 million. The Company paid an

                       MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996
                                  (unaudited)


Acquisitions, Divestitures and Sales of Property (Continued)

additional $20.0 million to IHHI for 100% of its outstanding voting convertible preferred stock and for warrants to purchase an additional 6.0 million shares of common stock. As a result of this transaction, the Company currently has effective control of approximately 63% of the voting stock of IHHI.

                        MANOR CARE, INC AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Available cash balances of $51.6 million as of November 30, 1996 and unused lines of credit of $131.6 million are considered adequate to ensure sufficient liquidity and capital resources for both the upcoming year and the foreseeable future.

Results of Operations

On November 1, 1996, Manor Care, Inc. completed the spin-off of its lodging segment by contributing its net investment in discontinued operations totaling $165.7 million to Choice Hotels International, Inc. The amount of the contribution is preliminary and may be subject to further adjustment in future periods. Manor Care shareholders of record on October 10, 1996, received one share of Choice Hotels International, Inc. common stock for each outstanding share of Manor Care common stock. Accordingly, lodging results are reported as discontinued operations for all periods presented. Because the spin-off was completed two months into the second quarter, results for the three and six month periods ended November 30, 1996 include less than three and six months, respectively, of income and earnings per share from the discontinued lodging segment. As a consequence, discontinued lodging results for current year periods are not directly comparable to results for prior year periods.

Net income for the three months ended November 30, 1996 was $32.4 million or $0.51 per share, compared to $28.8 million or $0.46 per share reported in the prior year quarter. Net income for the six months ended November 30, 1996 was $56.1 million or $0.89 per share, compared to $57.2 million or $0.91 per share, last year.

Income from operations for the three and six month periods ended November 30, 1996, was $41.7 million and $77.8 million, respectively. This compares to income from operations in the same periods last year of $38.1 million and $68.6 million.

Gross profit for the three and six month periods ended November 30, 1996 increased $5.1 million and $11.0 million, respectively, when compared to the same periods last year. For the three and six months ended November 30, 1996, revenues rose 17.3% and 19.9% compared to the same periods in the prior year, while operating expenses rose 20.4% and 23.6%, respectively. Increased capacity of 6.3% in the Company's skilled nursing facilities and increased capacity and occupancies at the Company's assisted living facilities accounted for the improvement in year-to-date gross profit.

Depreciation and amortization increased $2.5 million and $5.3 million for the three and six month periods ended November 30, 1996, respectively due to acquisitions and increases in property and equipment resulting from additions and renovations to existing facilities.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS



Results of Operations (Continued)

General corporate & other expense for the three and six month periods ended November 30, 1996, decreased $1.1 million and $3.5 million, respectively, when compared to the same periods last year. This decrease was partially due to a reduction in employees related to the discontinued lodging segment and reengineering efforts in both organizational and financial systems. Additionally, a gain of $7.3 million from the sale of four nursing centers is included in general corporate & other expense for the three and six month periods ended November 30, 1996. The Company also recorded charitable contributions expense of $5.0 million which is included in general corporate
& other expense for the three and six month periods ended November 30, 1996. General corporate & other expense represented 4.5% and 4.6% of revenues during the three and six month periods ended November 30, 1996 compared to 5.7% and 6.2% for the same periods last year. General corporate & other expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

Interest expense for the three and six month periods ended November 30, 1996, increased $1.2 million and $4.8 million, respectively, when compared to the same periods last year. The increase in interest expense resulted primarily from the issuance of $150.0 million of 7.5% senior notes in June 1996. Interest capitalized in conjunction with construction programs amounted to $2.6 million and $1.4 million for the six months ended November 30, 1996 and 1995, respectively.

Pharmacy Subsidiary Merger Agreement

In September 1996, the Company's 82%-owned pharmacy subsidiary Vitalink Pharmacy Services, Inc. and GranCare, Inc. announced that they have entered into a definitive merger agreement. The first step in the transaction calls for GranCare to spin-off its skilled nursing operations in a tax-free distribution to shareholders.

On January 9, 1997, Vitalink announced that the SEC has declared effective the registration statements relating to the merger. The transaction is expected to be completed on or about February 10, 1997.

                       MANOR CARE, INC. AND SUBSIDIARIES

                           PART II OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

At the annual shareholders meeting on September 30, 1996, the shareholders elected the directors who had been nominated by the Company. The number of votes cast was as follows:


                                       For          Against/Withheld
                                       ---          ----------------
Stewart Bainum, Jr.                 55,157,627          125,550
Stewart Bainum                      54,671,291          611,886
Regina E. Herzlinger                55,174,731          108,446
William H. Longfield                55,172,844          110,333
Frederic V. Malek                   55,139,530          143,647
Jerry E. Robertson                  55,153,659          129,518
Kenneth L. Simmons                  55,165,409          117,768

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits
     27 - Financial Data Schedule

(b) The following reports on Form 8-K were filed during the three months ended November 30, 1996:

     1) Form 8-K dated November 5, 1996 reporting under Item 2 the spin-off of the Company's lodging business.

     2) Form 8-K dated November 22, 1996 reporting under Item 5 certain agreements entered into by the Company in connection with the registration of debt securities and the commencement of the Company's Medium-Term Note Program.

                       MANOR CARE, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MANOR CARE, INC.
    (Registrant)



Date: January 10, 1997     By:  /s/ Leigh C. Comas
                                --------------------------
                                Leigh C. Comas
                                Vice President, Finance and
                                Treasurer



                           By:  /s/ James H. Rempe
                                -----------------------------
Date: January 10, 1997          James H. Rempe
                                Senior Vice President,
                                General Counsel and Secretary



                           By:  /s/ Margarita Schoendorfer
                                -----------------------------
Date: January 10, 1997          Margarita Schoendorfer
                                Vice President and
                                Corporate Controller