Form 10-Q
period 1997-02-28
MANOR CARE INC/NEW
filed 1997-04-11
CIK 354604

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 1997
                                           -----------------------

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


Yes   X       No
   -------      -------

63,409,340 Common Shares were outstanding as of March 21, 1997.


                         This report contains 13 pages.

                          PART I. FINANCIAL INFORMATION




                              FINANCIAL STATEMENTS

                        MANOR CARE, INC. AND SUBSIDIARIES


         The consolidated balance sheet as of February 28, 1997, the consolidated statements of income for the three and nine month periods ended February 28, 1997 and February 29, 1996, and the consolidated statements of cash flows for the nine months ended February 28, 1997 and February 29, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 28, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 annual report to shareholders, previously filed with the Commission. The results of operations for the three and nine month periods ended February 28, 1997 and February 29, 1996, and cash flows for the nine months ended February 28, 1997 and February 29, 1996, are not necessarily indicative of the operating results or cash flows for the full year.

                        MANOR CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                February 28, 1997   May 31, 1996
                                                -----------------   ------------
                                                   (Unaudited)         (Note)
ASSETS

Current assets
         Cash and cash equivalents                 $    44,213        $    62,533
         Receivables (net of allowances
          of $25,135 and $24,783)                      116,796            107,267
         Inventories                                    11,907             18,734
         Current deferred income tax benefit            40,667             40,420
         Prepaid expenses                               12,176              3,885
         Other current assets                            1,395              2,222
                                                   -----------        -----------
                  Total current assets                 227,154            235,061
                                                   -----------        -----------


Property and equipment, at cost
         Land                                           97,194             92,884
         Buildings and improvements                    944,114            887,184
         Capitalized leases                             12,747             12,747
         Furniture, fixtures and equipment             204,672            209,035
         Facilities in progress                         48,651             49,067
                                                   -----------        -----------
                                                     1,307,378          1,250,917
         Less accumulated depreciation                (332,294)          (332,710)
                                                   -----------        -----------
                  Net property and equipment           975,084            918,207
                                                   -----------        -----------

Goodwill                                                29,643             54,646
                                                   -----------        -----------

Advances to discontinued lodging segment               225,723            225,723
                                                   -----------        -----------

Net investment in Vitalink                             156,611                 --
                                                   -----------        -----------

Net investment in discontinued operations                   --            159,537
                                                   -----------        -----------

Other assets                                            92,140             88,666
                                                   -----------        -----------


Total assets                                       $ 1,706,355        $ 1,681,840
                                                   ===========        ===========




NOTE: The balance sheet at May 31, 1996 has been taken from the audited financial statements at that date.

                        MANOR CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              February 28, 1997     May 31, 1996
                                              -----------------     ------------
                                                 (Unaudited)           (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt             $    23,669        $    23,984
   Accounts payable                                   61,042             85,804
   Accrued expenses                                  123,126            113,426
   Income taxes                                       16,493              8,614
                                                 -----------        -----------
         Total current liabilities                   224,330            231,828
                                                 -----------        -----------

Mortgage and other long-term debt                    242,251            334,781
                                                 -----------        -----------

Senior long-term debt                                149,445                 --
                                                 -----------        -----------

Subordinated long-term debt                          140,016            155,794
                                                 -----------        -----------

Deferred income taxes and other                      284,405            251,668
                                                 -----------        -----------

Stockholders' equity
   Common stock                                        6,677              6,581
   Contributed capital                               194,993            174,364
   Retained earnings                                 512,951            571,925
   Cumulative translation adjustments                     --             (1,362)
   Treasury stock, at cost                           (48,713)           (43,739)
                                                 -----------        -----------

         Total stockholders' equity                  665,908            707,769
                                                 -----------        -----------

Total liabilities and stockholders' equity       $ 1,706,355        $ 1,681,840
                                                 ===========        ===========




NOTE: The balance sheet at May 31, 1996 has been taken from the audited financial statements at that date.

                        MANOR CARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per-share data)


                                           Three Months Ended           Nine Months Ended
                                         Feb. 28,      Feb. 29,       Feb. 28,      Feb. 29,
                                        -----------------------     -------------------------
                                           1997          1996           1997          1996
                                        ---------     ---------     -----------     ---------
Revenues                                $ 354,176     $ 334,404     $ 1,042,240     $ 908,118
                                        ---------     ---------     -----------     ---------

Expenses
  Operating expenses                      276,068       261,124         817,550       699,271
  Depreciation & amortization              19,002        18,086          55,879        49,685
  General corporate & other                16,402        18,350          48,275        53,756
                                        ---------     ---------     -----------     ---------
         Total expenses                   311,472       297,560         921,704       802,712
                                        ---------     ---------     -----------     ---------

         Income from operations            42,704        36,844         120,536       105,406
                                        ---------     ---------     -----------     ---------

Other income (expenses)
  Interest income from advances
    to discontinued lodging segment         5,079         5,079          15,236        14,595
  Interest income and other                 1,276         1,162           5,909         3,371
  Gain on issuance of Vitalink stock       61,878            --          61,878            --
  Income from net investment in
         Vitalink                           1,612            --           1,612            --
  Minority interest                            96          (244)            342        (1,243)
  Interest expense                        (10,260)       (7,617)        (29,428)      (22,015)
                                        ---------     ---------     -----------     ---------
         Total other income
          (expenses), net                  59,681        (1,620)         55,549        (5,292)
                                        ---------     ---------     -----------     ---------

Income from continuing operations         102,385        35,224         176,085       100,114

Income taxes                               40,993        14,313          70,393        41,034
                                        ---------     ---------     -----------     ---------

Net income from continuing
 operations                                61,392        20,911         105,692        59,080


Discontinued operations:
  Income from discontinued lodging
    segment (net of income taxes
    of $0, $1,487, $16,300, $14,966)           --         1,391          11,829        20,436
                                        ---------     ---------     -----------     ---------

Net income                              $  61,392     $  22,302     $   117,521     $  79,516
                                        ---------     ---------     -----------     ---------

Average shares outstanding                 63,332        62,644          63,137        62,592
                                        ---------     ---------     -----------     ---------

Earnings per share:
         Earnings from continuing
           operations                   $    0.97     $    0.34     $      1.67     $    0.94

         Earnings from discontinued
           lodging segment                     --          0.02            0.19          0.33
                                        ---------     ---------     -----------     ---------

         Total earnings per share       $    0.97     $    0.36     $      1.86     $    1.27
                                        =========     =========     ===========     =========

Dividends per share of common stock     $   0.022     $   0.022     $     0.066     $   0.066
                                        =========     =========     ===========     =========

                        MANOR CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                          Nine Months Ended
                                                                    ------------------------------
                                                                    Feb. 28, 1997    Feb. 29, 1996
                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 117,521        $  79,516
Reconciliation of net income to net cash
 provided by operating activities:
         Gain on issuance of Vitalink stock                            (61,878)              --
         Income from net investment in Vitalink                         (1,612)              --
         Income from discontinued lodging segment                      (11,829)         (20,436)
         Depreciation and amortization                                  55,879           49,685
         Amortization of debt discount                                     446              484
         Provision for bad debts                                        12,917           12,594
         Increase in deferred taxes                                     40,370           24,538
         Gain on sale of properties                                     (7,321)              --
Changes in assets and liabilities
         Change in accounts receivable                                 (46,796)         (21,818)
         Change in inventory and other current assets                  (11,892)          (1,089)
         Change in current liabilities                                  (8,372)          15,342
         Change in income taxes payable                                  8,047           18,063
         Change in other liabilities                                   (17,628)         (29,523)
                                                                     ---------        ---------
                  NET CASH PROVIDED BY CONTINUING OPERATIONS            67,852          127,356
                  NET CASH PROVIDED BY DISCONTINUED
                    LODGING SEGMENT                                     40,599           36,820
                                                                     ---------        ---------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES            108,451          164,176
                                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in property and equipment                         (114,852)         (81,454)
         Acquisition of assisted living facilities                          --          (19,050)
         Investment in systems development                              (7,203)          (8,684)
         Acquisition of operating pharmacies                            (5,291)          (6,270)
         Acquisition of healthcare facilities                          (17,793)         (29,454)
         Purchase of home health business                                   --          (22,950)
         Purchase of previously leased healthcare facility                  --           (2,915)
         Sale of healthcare facilities                                  17,283               --
         Other items, net                                              (12,810)          (5,249)
                                                                     ---------        ---------
                  NET CASH UTILIZED BY INVESTING ACTIVITIES
                    OF CONTINUING OPERATIONS                          (140,666)        (176,026)
                  NET CASH UTILIZED BY INVESTING ACTIVITIES
                    OF DISCONTINUED LODGING SEGMENT                    (29,424)        (104,257)
                                                                     ---------        ---------
                  NET CASH UTILIZED BY INVESTING ACTIVITIES           (170,090)        (280,283)
                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings of long-term debt                                  149,400           94,300
         Principal payments of debt                                    (99,269)         (20,866)
         Advances to discontinued lodging segment                           --          (27,201)
         Proceeds from exercise of stock options                         6,867            1,410
         Dividends paid                                                 (4,433)          (4,124)
         Retirement of debentures                                       (9,900)              --
                                                                     ---------        ---------
                  NET CASH PROVIDED BY FINANCING
                    ACTIVITIES OF CONTINUING OPERATIONS                 42,665           43,519
                  NET CASH PROVIDED BY FINANCING
                    ACTIVITIES OF DISCONTINUED LODGING SEGMENT             654           25,216
                                                                     ---------        ---------
                  NET CASH PROVIDED BY FINANCING
                    ACTIVITIES                                          43,319           68,735
                                                                     ---------        ---------

CHANGE IN CASH AND CASH EQUIVALENTS                                    (18,320)         (47,372)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        62,533           72,972
                                                                     ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  44,213        $  25,600
                                                                     =========        =========

                        MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED February 28, 1997
                                   (unaudited)


Long-Term Debt

Long-term debt was $531.7 million at February 28, 1997 compared to $490.6 million at May 31, 1996. The Company has a $250.0 million competitive advance and multi-currency revolving credit facility provided by a group of sixteen banks. This facility provides that up to $75 million is available for borrowings in foreign currencies. Borrowings under the facility are, at the option of the Company, at one of several rates including LIBOR plus 20 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the facility. The facility requires the Company to pay fees of 1/10 of 1% on the entire loan commitment. The facility will terminate on September 6, 2001. Outstanding borrowings at February 28, 1997 totalled $150.0 million.

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

Acquisitions, Openings, Divestitures and Sales of Property

During the first nine months of fiscal 1997, the Company transferred an assisted living facility to the discontinued lodging segment with an approximate net book value of $4.9 million. The Company's pharmacy subsidiary, Vitalink Pharmacy Services, Inc., purchased a pharmacy business in California for approximately $5.3 million. In addition, the Company acquired a nursing center in California for $4.4 million and a nursing center in Michigan for $13.4 million. Through new construction, the Company opened four skilled nursing centers and five assisted living facilities. The Company sold four nursing centers in Indiana, Iowa, Illinois and Texas for $17.3 million.

During fiscal year 1996, the Company acquired four nursing centers and an operating lease for approximately $45.4 million, of which $32.4 million was cash and the remainder was assumed liabilities. Additionally, six assisted living facilities, with five attached skilled nursing units, were purchased for $74.3 million, of which $19.0 million was cash and the remainder was assumed liabilities. The Company's pharmacy subsidiary, Vitalink Pharmacy Services, Inc., purchased two pharmacies for $6.3 million. In October 1995, the Company purchased 41% of the

                        MANOR CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED February 28, 1997
                                   (unaudited)


Acquisitions, Openings, Divestitures and Sales of Property(Cont.)

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

Pharmacy Subsidiary Merger

On February 12, 1997, Vitalink Pharmacy Services, Inc. completed a merger with TeamCare, the pharmacy subsidiary of GranCare, Inc. Vitalink issued 11.6 million shares in exchange for all of the outstanding shares and stock options of GranCare. In addition, Vitalink funded the redemption of $98 million of GranCare's 9 3/8% senior subordinated notes and assumed approximately $10 million of additional GranCare indebtedness. The stock issuance resulted in a pretax gain of $61.9 million.

As a result of the merger, the Company's interest in Vitalink was reduced from 82% to 45%. Consequently, Vitalink was deconsolidated effective February 1, 1997 and the Company's investment in Vitalink is now accounted for under the equity method.

Liquidity and Capital Resources

Available cash balances of $44.2 million as of February 28, 1997 and unused lines of credit of $108.8 million are considered adequate to ensure sufficient liquidity and capital resources for both the upcoming year and the foreseeable future.

                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

On November 1, 1996, Manor Care, Inc. completed the spin-off of its lodging segment by contributing its net investment in discontinued operations totaling $165.7 million to Choice Hotels International, Inc. (The amount of the contribution was adjusted in the third quarter for cash payments made by Manor Care on behalf of Choice totalling $1.0 million.) Manor Care shareholders of record on October 10, 1996, received one share of Choice Hotels International, Inc. common stock for each outstanding share of Manor Care common stock. Accordingly, lodging results are reported as discontinued operations for all periods presented. Because the spin-off was completed two months into the second quarter, results for the nine month period ended February 28, 1997 include less than nine months of income and earnings per share from the discontinued lodging segment. As a consequence, discontinued lodging results for current year periods are not directly comparable to results for prior year periods.

Net income for the three months ended February 28, 1997 was $61.4 million or $0.97 per share, compared to $22.3 million or $0.36 per share reported in the prior year quarter. Net income for the nine months ended February 28, 1997 was $117.5 million or $1.86 per share, compared to $79.5 million or $1.27 per share, last year. Excluding the gain on issuance of Vitalink stock after tax, net income for the three and nine month periods ended February 28, 1997 was $24.3 million or $0.38 per share and $80.4 million or $1.28 per share, respectively.

Income from operations for the three and nine month periods ended February 28, 1997, was $42.7 million and $120.5 million, respectively. This compares to income from operations in the same periods last year of $36.8 million and $105.4 million.

Gross profit for the three and nine month periods ended February 28, 1997 increased $4.8 million and $15.8 million, respectively, when compared to the same periods last year. For the three and nine months ended February 28, 1997, revenues rose 6% and 15% compared to the same periods in the prior year, while operating expenses rose 6% and 17%, respectively. Increased capacity and rates of 6.1% and 5.6%, respectively, in the Company's skilled nursing facilities and increased capacity in the Company's assisted living facilities accounted for the improvement in year-to-date gross profit. Due to the Vitalink merger two months into the third quarter, results for the three and nine month periods ended February 28, 1997 include less than three and nine months, respectively, of revenues and expenses for pharmacy operations; therefore, results for current year periods are not directly comparable to results for prior year periods.

                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations (Continued)

Depreciation and amortization increased $.9 million and $6.2 million for the three and nine month periods ended February 28, 1997, respectively, when compared to the same periods last year. The increase was due to acquisitions, openings of newly constructed facilities and increases in property and equipment resulting from additions and renovations to existing facilities.

General corporate & other expense for the three and nine month periods ended February 28, 1997, decreased $1.9 million and $5.5 million, respectively, when compared to the same periods last year. This decrease was partially due to a reduction in employees related to the discontinued operations and reengineering efforts in both organizational and financial systems. Additionally, a gain of $7.3 million from the sale of four nursing centers is included in general corporate & other expense for the nine month period ended February 28, 1997. The Company also recorded charitable contributions expense of $5.0 million which is included in general corporate & other expense for the nine month period ended February 28, 1997. General corporate & other expense represented 4.6% of revenues during both the three and nine month periods ended February 28, 1997 compared to 5.5% and 6.0% for the same periods last year. General corporate & other expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

Interest expense for the three and nine month periods ended February 28, 1997, increased $2.6 million and $7.4 million, respectively, when compared to the same periods last year. The increase in interest expense resulted primarily from the issuance of $150.0 million of 7.5% senior notes in June 1996. Interest capitalized in conjunction with construction programs amounted to $3.6 million and $2.6 million for the nine months ended February 28, 1997 and February 29, 1996, respectively.

                        MANOR CARE, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION




Item 4.           Submission of Matters to a Vote of Security Holders.

No matters where submitted to a vote of security holders during the three months ended February 28, 1997.


Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits
         27 - Financial Data Schedule

(b) There were no reports filed on Form 8-K for the three months ended February 28, 1997.

                        MANOR CARE, INC. AND SUBSIDIARIES




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MANOR CARE, INC.
                                             -----------------------------------
                                             (Registrant)





                                             /S/ LEIGH C. COMAS
                                             -----------------------------------
Date: April 7, 1997                     By:  Leigh C. Comas
      -------------                          Vice President, Finance and
                                             Treasurer



                                             /S/ JAMES H. REMPE
                                             -----------------------------------
Date: April 7, 1997                     By:  James H. Rempe
      -------------                          Senior Vice President,
                                             General Counsel and Secretary


                                             /S/ MARGARITA SCHOENDORFER
                                             -----------------------------------
Date: April 7, 1997                     By:  Margarita Schoendorfer
      -------------                          Vice President and
                                             Corporate Controller