Form 10-K
period 1997-05-31
MANOR CARE INC/NEW
filed 1997-08-29
CIK 354604

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
        For the fiscal year ended        May 31, 1997
                                 ----------------------------

                                      OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from _____________ to _______________

                         Commission File Number 1-8195


                                MANOR CARE, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                              52-1200376
        -------------------------------     ------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)


11555 Darnestown Road, Gaithersburg, Maryland                    20878
---------------------------------------------                 ------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code    (301) 979-4000
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange On
      Title of Each Class                               Which Registered
---------------------------------                   ------------------------

Common Stock, Par Value $.10 per share              New York Stock Exchange
Registrant's Guaranty of 4-3/4% Con-
  vertible Subordinated Debentures due
  September 1, 1997 issued by Cenco
  Incorporated

Securities registered pursuant to Section 12(g) of the Act:

                      Title of Each Class
         ---------------------------------------------

         9-1/2% Senior Subordinated Notes due November 15, 2002
         7-1/2% Senior Notes due June 15, 2006

         ---------------------------------------------

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

                 Yes  X           No
                     ----            ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (S)(S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates was $1,511,705,020 as of August 5, 1997 based upon a closing price of $32.4375 per share.

         The number of shares of Manor Care's Common Stock outstanding at May 31, 1997 was 63,621,828.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART I   1997 Annual Report to Stockholders
PART II  1997 Annual Report to Stockholders
PART III Proxy Statement dated August 15, 1997



                                     PART I
                                     ------

ITEM 1.  Business.
------   --------

General
-------

         Manor Care, Inc. ("Manor Care"), a Delaware corporation organized in August 1981, is a holding company that conducts its business through three principal subsidiaries, ManorCare Health Services, Inc. ("MCHS"), Vitalink Pharmacy Services, Inc. ("Vitalink") and In Home Health, Inc. ("In Home Health"). MCHS and its subsidiaries have been engaged since October 1968 in the business of developing, owning and managing nursing facilities, which provide skilled nursing and convalescent care principally for residents over the age of 65. As of May 31, 1997, MCHS owned approximately 51% of Vitalink, a public company that owns and operates institutional pharmacies. MCHS also owns approximately 63% of the voting stock of In Home Health. In Home Health is a public company which specializes in providing comprehensive health care services to clients of all ages in their home. MCHS also owns and operates an acute care general hospital, skilled nursing and rehabilitation facilities and assisted living facilities.

        In fiscal year 1997, Manor Care derived approximately 43% of its total revenues from continuing operations through Medicare and Medicaid programs; aside from the foregoing, Manor Care has no few or single customers upon whom it is dependent.

        On November, 1, 1996, Manor Care separated its lodging business from the health care business via tax-free spin-off of the lodging division.

Industry Segments
-----------------

        Manor Care's Consolidated Statements of Income and the information under the headings "Discontinued Operations" and "Business Segment Information", set forth on pages 13, 26 and 28, respectively, of the Company's 1997 Annual Report, are hereby incorporated by reference.

ManorCare Health Services, Inc. - Operations
--------------------------------------------

        Manor Care, through MCHS and its subsidiaries, owns, operates or manages 177 skilled nursing and rehabilitation facilities and 31 assisted living facilities, which provide high acuity services, long-term skilled-nursing care, Alzheimer's services and assisted living services, principally for residents over the age of 65. Manor Care and its subsidiaries also own and operate an acute care hospital, 56 pharmacies and provide home health services in 19 markets.

        Nursing Center Operations
        -------------------------

        MCHS's nursing facilities provide, in general, three types of services:

        -- High acuity services - focuses on short-term, post hospital care for medically complex residents in need of aggressive rehabilitation. Manor Care offers high acuity services in most of its skilled nursing and rehabilitation facilities and operates 22 dedicated MedBridge high acuity units. MedBridge units offer post-acute care for patients in need of aggressive rehabilitation. These units feature high staff-to-patient ratios, sophisticated clinical capabilities, on-staff physicians and state-of-the-art rehabilitation departments.

        -- Long-term care - focuses on chronically ill and frail individuals who require 24-hour-a-day skilled nursing services and physical, occupational and speech therapies. Through this core business, Manor Care provided more than five million patient days in fiscal year 1997.

        -- Alzheimer's services - focuses on meeting the needs of individuals in the middle to late stages of Alzheimer's disease or related memory impairment. With almost 15 years of Alzheimer's disease management, Manor Care operates 141Arcadia special-care units in the Company's nursing centers, 23 of which opened during the 1997 fiscal year.

        Services provided to all patients include the required type of nursing care, room and board, special diets, occupational, speech, physical and recreational therapy and other services that may be specified by the patient's physician, who directs the admission, treatment and discharge of that patient.

        Each skilled nursing facility is under the direction of a state-licensed nursing center administrator supported by other professional personnel, such as a medical director, social worker, dietitian and recreation staff. Nursing departments in each such facility are under the supervision of a director of nurses who is state licensed. The nursing staffs are composed of other registered nurses and licensed practical nurses, as well as nursing assistants. Staff size and composition vary depending on the size and location of each facility.

        Manor Care has developed a Quality Assurance Program to ensure that high standards of care are maintained in each facility. The Quality Assurance Department is composed of registered nurses, dietitians, nutrition specialists, an environmental services specialist and a recreational therapist. These staff specialists set corporate standards for delivery of care, direct the Quality Improvement Program, and provide consulting and educational services to the facilities.

        Manor Care's skilled nursing and rehabilitation facilities range in bed capacity from 53 to 278 beds and have an aggregate bed capacity of 24,335 beds, and its assisted living facilities have an aggregate bed capacity of 3,173 beds, which together achieved an average occupancy rate of 88% during the 1997 fiscal year. Manor Care's nursing facilities are located in 28 states: Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Texas, Utah, Virginia, Washington and Wisconsin. Twenty-two MedBridge units within skilled nursing facilities currently operate in Colorado, Florida, Illinois, Indiana, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.

        The nursing facilities are modern structures generally of wall-bearing masonry with fire resistive or protective floor and roof suspension systems. Most have been designed to permit private and semi-private patient room accommodations, and rooms at some facilities may be converted to accommodate up to four beds. Most facilities have individually controlled heating and air-conditioning units. Each nursing facility contains a fully equipped kitchen, an isolation room, day room areas, administrative offices and most contain a physical therapy gym. Many of Manor Care's nursing facilities have specialized wings for assisted living, individuals with catastrophic injuries, and persons desiring extra amenities and activities. Manor Care believes all of the nursing facilities and related equipment are in good condition and well maintained.

        Patients seeking the services of the nursing facilities come from a variety of sources, and are principally referred by hospitals and physicians. Most of Manor Care's nursing facilities participate in state Medicaid programs and in the Federal Medicare program (see "Federal and State Assistance Programs"). However, Manor Care attempts to locate and operate its nursing facilities in a manner designed to attract patients who pay directly or through insurance to the facilities for services without benefit of any government assistance program ("private patients").

        As a general rule, the profit margin is higher with private patients than with patients to whom services are rendered with government assistance programs. The following table sets forth certain information concerning revenues from government assistance programs for all of Manor Care's health care operations during fiscal year 1997:


                              Gross           Contractual             Net
                             Revenues         Adjustment*           Revenues
                             --------         -----------           --------
          Medicare         $429,271,000       $117,012,000        $312,259,000
          Medicaid          471,879,000        130,361,000         341,518,000
                           ============       ============        ============


        *Represents the estimated difference between private billing rates and amounts recoverable under government programs.

        Assisted Living Operations
        --------------------------

        Assisted living is an attractive option for seniors who need some assistance with the activities of daily living but do not require around-the-clock skilled nursing care. Manor Care's assisted living operations during fiscal year 1997 consisted of 19 Springhouse facilities serving the needs of the general assisted living population and 12 Arden Courts assisted living facilities meeting the needs of individuals with early to middle-stage Alzheimer's disease or related memory impairment. These Springhouse facilities are located in Arizona, California, Florida, Indiana, Illinois, Maryland, Michigan, and Ohio. During fiscal year 1997, Manor Care opened its first 109-unit new-construction Springhouse facility, which included a dedicated Alzheimer's special-care wing, in Tucson, Arizona. The twelve Arden Courts are located in Florida, Illinois, Maryland, Michigan, New Jersey, Ohio and Pennsylvania, five of which opened in fiscal year 1997.

        Nursing Center and Assisted Living Operations Highlights
        --------------------------------------------------------

        During fiscal year 1997, the Company acquired or opened twelve nursing and assisted living facilities ranging in bed capacity from 54 to 180 beds in Arizona, California, Florida, Illinois, Maryland, Michigan, New Jersey, Ohio, and Pennsylvania. During fiscal year 1997, Manor Care acquired two nursing facilities located in California and Michigan for approximately $17,793,000. As of May 31, 1997, Manor Care had ten nursing and assisted living facilities with a total of 791 beds under construction in California, Connecticut, Florida, Georgia, Maryland, New Jersey and Virginia. Additions to four existing facilities with a total of 53 beds are also under construction. With its Arcadia units and its Arden Courts assisted living facilities, Manor Care devoted more than 17% of its beds to Alzheimer's care during the fiscal year.

        The following table sets forth certain information concerning occupancy and revenues of Manor Care's nursing and assisted living facilities and hospital during fiscal year 1997:


                                         Nursing and
                                   Assisted Living Facilities           Hospital
                                   --------------------------  ---------------------------
                                     % of          % of             % of           % of
                                   Occupancy      Revenues         Occupancy      Revenues
                                   ---------      --------         ---------      --------
   Private patients                   56%            58%              30%            50%
   Medicaid patients                  34%            25%              17%            15%
   Medicare patients                  10%            17%              53%            35%
                                    -----          -----            -----          -----
                                     100%           100%             100%           100%
                                    =====          =====            =====          =====


        Pharmacy Operations
        -------------------

        MCHS owns approximately 51% of Vitalink, a publicly-traded company that owns and operates 56 pharmacies located in Arizona, California, Colorado, Delaware, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and the District of Columbia.

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

        Pursuant to various master agreements, a portion of Vitalink's business is with Manor Care. As of May 31, 1997, Vitalink had contracts to serve 22,833 Manor Care beds and 149,167 beds not affiliated with Manor Care, resulting in revenues of $79,868,000 and $194,170,000, respectively, for fiscal 1997.

        On July 31, 1996, Vitalink acquired Medisco Pharmacies, Inc. located in San Bernardino, California for $5,291,000 in cash plus the assumption of $2,510,000 in liabilities and future payments totaling $1,150,000.

        On February 12, 1997, Vitalink completed a merger with TeamCare, the pharmacy subsidiary of GranCare, Inc. Vitalink issued 11.4 million shares in exchange for all of the outstanding shares of GranCare, Inc.

        Home Health Care Operations
        ---------------------------

        MCHS owns effective control of approximately 63% of the voting stock of In Home Health, Inc., a publicly-traded company which provides services in 19 markets located in 14 states. In Home Health offers its clients a broad range of professional and support services to meet medical and personal needs at home, including skilled nursing, infusion therapy, hospice, rehabilitation, personal care and homemaking.

        In Home Health has two divisions: a Visit Division and an Extended Hour Division. The Visit Division provides clients with short-term care, usually up to two hours per visit. The Extended Care Division provides clients with care up to 24 hours a day. Through the Visit Division, In Home Health operates infusion pharmacies which provide pharmaceutical drugs, fluids and supplies.

Hospital Operations
-------------------

        A subsidiary of Manor Care is the general partner and a limited partner of Mesquite Community Hospital, L.P., which owns and operates Mesquite Community Hospital in Mesquite, Texas, a Dallas suburb. The 172 licensed bed facility, which opened in 1978, is a general medical/surgical acute care hospital fully accredited by the Joint Commission for the Accreditation of Health Care Organizations. Services include obstetrics, emergency services, coronary/intensive care, day surgery, skilled nursing, and geriatric psychiatry. Fully equipped, modern ancillary and diagnostic services include MRI, CT, nuclear medicine, cardiac catheterization and ultrasound with doppler. The medical staff, representing virtually every medical and surgical specialty, admit and refer patients into the hospital from their private office practices. Patient services are reimbursed from traditional insurance programs, managed care (HMO and PPO), Medicare and Medicaid. Renovation of 14,300 square feet of existing hospital space was completed in October, 1996.

Regulation
----------

        Manor Care's health care facilities are subject to certain Federal statutes and regulations and to regulatory licensing requirements by state and local authorities. All of Manor Care's facilities are currently so licensed. In addition, the facilities are subject to various local building codes and other ordinances.

        State and local agencies survey all nursing facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. Such surveys include reviews of patient utilization of health care facilities and standards for patient care. Manor Care endeavors to maintain and operate its facilities in compliance with all such standards and conditions. Manor Care believes that at this time, none of its facilities is in violation of any applicable regulation that would threaten the operation of its business or materially affect the standard of care provided.

Federal and State Assistance Programs
-------------------------------------

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

        Services under Medicare consist of nursing care, room and board, social services, physical and occupational therapies, medications, biologicals, supplies, and surgical, ancillary diagnostic and other necessary services of the type provided by extended care or acute care facilities. Under the Medicare program, the federal government pays the reasonable direct and indirect allowable costs (including depreciation and interest) of the services furnished.

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

        Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to health care facilities. Manor Care can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the operating and fixed costs allocable to such patients.

Competition
-----------

        Manor Care's nursing facilities compete on a local and regional basis with other long-term health care providers, some of which have greater financial resources or operate on a nonprofit basis. The degree of success with which Manor Care's facilities compete varies from location to location and is dependent on a number of factors. Manor Care believes that the quality of care provided, reputation and physical appearance of facilities, and, in the case of private patients, charges for services, are significant competitive factors. Accordingly, it seeks to meet competition in each locality by establishing a reputation within the local medical communities for competent and competitive nursing center services. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles.

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

Employees
---------

        As of May 31, 1997, Manor Care employed approximately 27,715 full and part-time employees, 26,576 of whom were employed in health care operations and the remainder in Manor Care's headquarters.

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

Insurance
---------

        Manor Care maintains property insurance on its health care facilities. Manor Care insures some of its liability exposures and self insures, either directly or indirectly through insurance arrangements requiring it to reimburse insurance carriers, some of its liability risks other than catastrophic exposures. Physicians and dentists practicing at the Hospital are responsible for their own professional liability insurance coverage. Manor Care insures its workers' compensation risks in some states and self insures in others.

ITEM 2.  Properties.
------   ----------

        As of May 31, 1997, Manor Care owned, leased or managed 177 skilled nursing and rehabilitation facilities and 31 assisted living facilities in 28 states and one acute care general hospital in Texas, as indicated below:



                                              Number                 Number of
               Property                       Of Units            Operating Beds
               --------                       --------            --------------
        Nursing and Rehabilitation
        and Assisted Living Facilities:
                Owned                            189                   25,095
                Leased                            14                    1,721
                Managed                            5                      692
        Acute Care Hospital                        1                      172
                                                ----                 --------

                TOTALS                           209                   27,680
                                                 ===                   ======


        As of May 31, 1997, Vitalink leased 56 pharmacies in 32 states and its corporate offices in Naperville, Illinois and Atlanta, Georgia, and In Home Health leased 41 offices and its corporate offices in Minnetonka, Minnesota.

        Manor Care owns three buildings in Silver Spring, Maryland, portions of two of which are used by employees. The remainder are leased to third parties. A fourth building in Silver Spring is owned by a partnership, of which certain subsidiaries of Manor Care are general and limited partners. On August 30, 1995, Manor Care leased a 400,000 square foot headquarters building and a 200,000 square foot free-standing warehouse in Gaithersburg, Maryland, which lease was guaranteed by Manor Care and certain of its subsidiaries. Manor Care also owns a building in Phoenix, Arizona, leased by a third party, and several undeveloped parcels. Manor Care also leases office space as needed to accommodate regional employees.

        Thirty-seven (37) nursing facilities have been pledged to secure related mortgage and capital lease obligations.

ITEM 3.  Legal Proceedings.
------   -----------------

        One or more subsidiaries or affiliates of Manor Care have been identified as potentially responsible parties ("PRPs") in a variety of actions (the "Actions") relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation and Liability Act, as amended, 42 U.S.C. (S)(S)9601 et seq. ("CERCLA") and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous substance cleanup. The Actions arise out of the alleged activities of Cenco Incorporated and its subsidiary and affiliated companies ("Cenco") which were acquired by MCHS in 1981. The Actions allege that such parties transported and/or generated hazardous substances that came to be located at the sites in question. These Actions allegedly occurred prior to MCHS's acquisition of Cenco. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings typically involve efforts of governmental entities and/or private parties to allocate or recover site investigation and cleanup costs, which costs may be substantial. Manor Care believes it has adequate insurance coverage for a substantial portion of the claims asserted in the Actions.

        The most significant Action for Manor Care arises from the Kramer landfill, located in Mantua, New Jersey. On October 30, 1989, the New Jersey Department of Environmental Protection sued Manor Care and other defendants in U.S. District Court, District of New Jersey, seeking clean-up costs at the site where subsidiaries of Cenco allegedly transported waste. At about the same time, the United States filed a lawsuit against approximately 25 defendants in the same court seeking recovery of its expenses arising in connection with this site. Manor Care is a defendant in the latter suit. Based upon a court approved final allocation plan, and also in view of its insurance coverage, Manor Care believes that the Kramer Action will not have a material adverse effect on its financial condition or results of operation. This final allocation plan is not binding. If the matter is not resolved by settlement, a court would have to allocate responsibility and Manor Care's allocation could change.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.


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

        Stewart Bainum, Jr. (51) Chairman of the Board of Manor Care and MCHS
        ------------------
since March 1987; Chief Executive Officer of Manor Care since March 1987 and President since June 1989; Chairman of the Board of Vitalink since February, 1997; Vice Chairman of the Board of Vitalink from February 1995 to February 1997; Chairman of the Board of Choice Hotels International, Inc. ("Choice") since November, 1996; Vice Chairman of the Board of Manor Care and subsidiaries from June 1982 to March 1987; Director of Manor Care since August 1981, of Vitalink since September 1991, of MCHS since 1976 and of Choice and its predecessors since 1977; Chief Executive Officer of MCHS since June 1989 and President from May 1990 to May 1991; Chairman of the Board and Chief Executive Officer of Vitalink from September 1991 to February 1995 and President and Chief Executive Officer from March 1987 to September 1991; Chairman of the Board of Choice from March 1987 to June 1990.

        James H. Rempe. (67) Senior Vice President, General Counsel and
        --------------
Secretary of Manor Care since August 1981, of Choice and its predecessors from February 1981 to November 1996 and of MCHS since December 1980; Secretary of Vitalink from January 1983 to January 1997 and a Director since September 1994; Senior Vice President and a Director of Vitalink from January 1983 to September 1991; Director of In Home Health, Inc. since October 1995.

        Margarita A. Schoendorfer. (48) Vice President-Controller of Manor Care
        -------------------------
and MCHS since November 1990; Vice President-Controller of Choice from November 1990 to November 1996; Corporate Controller of Manor Care, MCHS and Choice from April 1986 to November 1990; Assistant Corporate Controller of Manor Care, MCHS and Choice from August 1981 to April 1986.

        Donald C. Tomasso. (52) Executive Vice President of Manor Care and
        -----------------
President of MCHS since September 1996; President, Long-Term Care Division, of MCHS from February 1995 to August 1996 and a Director of MCHS since June 1991; President and Chief Operating Officer of MCHS from May 1991 to February 1995; Chairman and Chief Executive Officer of Vitalink from February 1995 to February 1997 and Vice Chairman from September 1991 to February 1995; previously employed by Marriott Corporation for more than five years, including as Executive Vice President/General Manager of the Roy Rogers Division; Director of In Home Health, Inc. since October 1995.

        Joseph R. Buckley. (49) Executive Vice President of Manor Care and MCHS
        -----------------
since March 1996; Director of Vitalink since July 1996; President, Assisted Living Division, of MCHS from February 1995 to March 1996; Senior Vice President-Information Resources and Development of Manor Care from June 1990 to February 1995; Vice President-Information Resources from July 1989 to June 1990; Vice President-Real Estate from September 1983 to July 1989; Director of Vitalink since July 1996; Chairman of the Board of In Home Health, Inc. since June 1997 and Director since October 1995.

        Scott J. Van Hove. (40) Senior Vice President and Chief Administrative
        -----------------
Officer of Manor Care since December 1995; Executive Vice President, Operations of MCHS since February 1997; Senior Vice President of MCHS from December 1995 to January 1997; Vice President of Operations, of Manor Care from March 1990 to December 1995.

        Leigh C. Comas. (31) Vice President, Finance and Treasurer of Manor Care
        --------------
and MCHS since September 1996; Vice President, Finance and Assistant Treasurer of Manor Care from September 1995 to September 1996; Assistant Treasurer of Manor Care and MCHS from September 1993 to September 1995.

        Wolfgang von Maack. (57) President and Chief Executive Officer of In
        ------------------
Home Health, Inc. since May 1997; Senior Vice President, Healthcare Services of MCHS since June 1990; Vice President, Operations of MCHS from March 1988 to June 1990.



                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

        The shares of Manor Care's Common Stock are listed and traded on the New York Stock Exchange. Information on the high and low sales prices of Manor Care's Common Stock during the past two years is included on page 29 of the 1997 Annual Report and is incorporated herein by reference.

        As of August 5, 1997, there were 3,746 record holders of Manor Care Common Stock.

        Information required on the frequency and amount of any dividends declared during the past two years with respect to such Common Stock is included on page 29 the 1997 Annual Report and is incorporated herein by reference.

                                                                                  Pages
                                                                                  -----
ITEM 6.   Selected Financial Data.
------    -----------------------

          The required information is included in the
          specified pages of the 1997 Annual Report and
          is incorporated herein by reference.                                    Preceding 1

ITEM 7.   Management's Discussion and Analysis of
------    ---------------------------------------
          Financial Condition and Results of Operations.
          ---------------------------------------------

          The required information is included in the
          specified pages of the 1997 Annual Report
          and is incorporated herein by reference.                                14,18-19

ITEM 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

          The required information is included in the
          specified pages of the 1997 Annual Report
          and is incorporated herein by reference.  See
          Item 14 for index to financial statements                               13, 15-17,
          and schedules.                                                          21-29

ITEM 9.   Changes in and Disagreements with Accountants
------    ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          Not applicable.

                                                   PART III
                                                   --------

ITEM 10.  Directors and Executive Officers of the
-------   ---------------------------------------
          Registrant.
          ----------

          The required information on directors is included
          in the specified pages of the Proxy Statement dated
          August 15, 1997 and is incorporated herein by reference.                2-3,4
          The required information on executive officers is set
          forth in Part I of this Form 10-K under an unnumbered
          item captioned "Executive Officers of Manor Care, Inc."

ITEM 11.  Executive Compensation.
-------   ----------------------

          The required information is included in the
          specified pages of the Proxy Statement dated
          August 15, 1997 and is incorporated herein
          by reference.                                                           7-12


ITEM 12.  Security Ownership of Certain Beneficial Owners
-------   -----------------------------------------------
          and Management.
          --------------

          The required information is included in the
          specified pages of the Proxy Statement dated
          August 15, 1997 and is incorporated herein by
          reference.                                                              2-3

ITEM 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          The required information is included in the
          specified pages of the Proxy Statement dated
          August 15, 1997 and is incorporated herein by
          reference.                                                              15



                                                 PART IV
                                                 -------

ITEM 14.  Exhibits, Financial Statement Schedules, and
-------   --------------------------------------------
          Reports on Form 8-K.
          -------------------

(a) 1.    Financial Statements

          Included on the following pages of the 1997 Annual Report:

          Consolidated Statements of Income                                       13

          Consolidated Balance Sheets                                             15

          Consolidated Statements of Shareholders' Equity                         16

          Consolidated Statements of Cash Flows                                   17

               Management's Report and Report of                                  20
                 Independent Public Accountants

                 Notes to Consolidated Financial Statements                       21-29

    2. Financial Statement Schedules

               The following Report and Schedule are filed herewith on the pages indicated:

               Report of Independent Public Accountants                           19

               Schedule II - Valuation and Qualifying Accounts                    20

               All other schedules are not applicable

    3. Exhibits

                  3.1   -  Articles of Incorporation, as amended. Exhibit 3.1 to
                           Form 10-Q for the quarter ended August 31, 1994 is incorporated herein by reference.

                  3.2   -  By-Laws, as amended. Exhibit 3.2 to Form 10-K for the
                           year ended May 31, 1988 is incorporated herein by reference.

                  4.1   -  Indenture dated as of November 15, 1992 covering
                           9-1/2% Senior Subordinated Notes due 2002 between
                           Manor Care, Inc. and Chemical Bank. Exhibit 4.1 to
                           Registration Statement No. 33-52734 is incorporated herein by reference.

                  4.2   -  Indenture dated as of June 4, 1996 between Manor
                           Care, Inc. and Wilmington Trust Company, Trustee.
                           Exhibit 4.1 to Form 8-K dated June 4, 1996 is incorporated herein by reference.

                  4.3   -  Supplemental Indentures dated as of June 4, 1996
                           between Manor Care, Inc. and Wilmington Trust
                           Company, Trustee. Exhibit 4.2 to Form 8-K dated
                           June 4, 1996 is incorporated herein by reference.

                  4.4   -  Indenture dated as of November 22, 1996 between Manor
                           Care, Inc. and Chase Manhattan Bank. Exhibit 4.1 to
                           Report on Form 8-K dated November 5, 1996 is incorporated herein by reference.

                 10.1   -  Supplemental Executive Retirement Plan. Exhibit 10.2
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

                  10.4  -  Long-Term Incentive Plan. Exhibit A to Proxy
                           Statement dated August 28, 1995 which is Exhibit 99 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

                  10.5  -  Non-Employee Director Stock Compensation Plan.
                           Exhibit A to Proxy Statement dated August 28, 1996 which is Exhibit 99 to the Report on Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

                  10.6  -  Master Aircraft Lease Agreement dated September 1,
                           1994 between Manor Care, Inc. and Wilderness
                           Investment Company, Inc. Exhibit 10.17 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

                  10.7  -  Lease dated as of August 30, 1995 between The
                           Gaithersburg Realty Trust and Manor Care, Inc.
                           Exhibit 10.11 to Form 10-K for the year ended
                           May 31, 1996 is incorporated herein by reference.

                  10.8  -  Guarantee dated as of August 30, 1995 made by Manor
                           Care, Inc., ManorCare Health Services, Inc., Choice
                           Hotels International, Inc., Quality Hotels Europe,
                           Inc., Four Seasons Nursing Center, Inc., MNR
                           Financial Corp., Boulevard Motel Corp. and Chemical
                           Bank. Exhibit 10.12 to Form 10-K for the year ended
                           May 31, 1996 is incorporated herein by reference.

                  10.9  -  Loan Agreement dated as of November 1, 1996 between
                           MNR Finance Corp. and Choice Hotels International,
                           Inc. Exhibit 2.6 to Report on Form 8-K dated
                           November 5, 1996 is incorporated herein by reference.

                  10.10 -  Amended and Restated Competitive Advance and Multi-
                           Currency Revolving Credit Facility Agreement dated as of November 30, 1994, as amended and restated as of September 6, 1996 between Manor Care, Inc. and Chase
                           Manhattan Bank. Exhibit 10.1 to the Report on Form
                           8-K dated November 5, 1996 is incorporated herein by reference.

                   13   -  1997 Annual Report to Stockholders (information
                           incorporated by reference).

                   21   -  Subsidiaries of the Registrant.

                   23   -   Consent of Independent Public Accountants.

                   27   -   Financial Data Schedule.

                   99   -   Proxy Statement dated August 15, 1997.

(b)   Reports on Form 8-K.

              No Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 1997.


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated:  August 28, 1997           MANOR CARE, INC.


                                          By: /s/ James H. Rempe
                                             -----------------------------------
                                             James H. Rempe
                                             Senior Vice President,
                                             General Counsel & Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                            Title                  Date
     ---------                            -----                  ----

/s/ Stewart Bainum, Jr.            Chairman, Director,           August 28, 1997
------------------------------     President and Chief
Stewart Bainum, Jr.                Executive Officer


/s/ Stewart Bainum                 Vice Chairman                 August 28, 1997
------------------------------     and Director
Stewart Bainum


/s/ Kennett L. Simmons             Director                      August 28, 1997
------------------------------
Kennett L. Simmons

/s/ Regina E. Herzlinger           Director                      August 28, 1997
------------------------------
Regina E. Herzlinger

/s/ William H. Longfield           Director                      August 28, 1997
------------------------------
William H. Longfield


/s/ Frederic V. Malek              Director                      August 28, 1997
------------------------------
Frederic V. Malek


/s/ Jerry E. Robertson             Director                      August 28, 1997
------------------------------



/s/ Margarita Schoendorfer         Vice President-               August 28, 1997
------------------------------     Corporate Controller
Margarita Schoendorfer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE SHAREHOLDERS OF MANOR CARE, INC.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Manor Care, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 27, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Washington, D.C.,
June 27, 1997

                                                                 Schedule II


                        MANOR CARE, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                            (in thousands of dollars)

                                      Balance at   Charged to                                        Balance at
                                      Beginning      Profit                                              End
    Description                       of Period     and Loss        Other           Write-offs        of Period
    -----------                       ---------     --------        -----           ----------        ---------

Year ended May 31, 1997
Allowance for doubtful accounts       $24,311        $20,341        $10,644/(A)/     $(13,803)          $41,493

Year ended May 31, 1996
Allowance for doubtful accounts       $18,797        $16,190        $ 1,030/(A)/     $(11,706)          $24,311

Year ended May 31, 1995
Allowance for doubtful accounts       $15,481        $12,587        $ -              $(9,271)           $18,797

/(A)/Represents reserves of acquired companies.

       ==================================================================






                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    --------




                                    EXHIBITS

                                       to

                                    FORM 10-K


                            Annual Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




                                    --------


                                MANOR CARE, INC.




       ==================================================================

                                  EXHIBIT INDEX
                                  -------------


13 - 1997 Annual Report to Stockholders (information incorporated by reference).

21 -     Subsidiaries of the Registrant.

23 -     Consent of Independent Public Accountants.

27 -     Financial Data Schedule.

99 -     Proxy Statement dated August 15, 1997.