Form 10-Q
period 1997-08-31
MANOR CARE INC/NEW
filed 1997-10-16
CIK 354604

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON OCTOBER 16, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended August 31, 1997

      ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from         to


                               MANOR CARE, INC.
                               ----------------

                         COMMISSION FILE NUMBER 1-8195
                         -----------------------------


Incorporated in Delaware                                      E.I.#52-1200376
------------------------                                      ---------------

11555 Darnestown Road, Gaithersburg, Maryland 20878
---------------------------------------------------

Telephone:  (301) 979-4000
----------  --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
     ---          ---

63,587,770 Common Shares were outstanding as of October 8, 1997.

                        This report contains 12 pages.

                          PART I. FINANCIAL INFORMATION




                              FINANCIAL STATEMENTS


                        MANOR CARE, INC. AND SUBSIDIARIES
                        ---------------------------------


The consolidated balance sheet as of August 31, 1997, the consolidated statements of income and the consolidated statements of cash flows for the three months ended August 31, 1997 and 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at August 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 Form 8-K, previously filed with the Commission. The results of operations and cash flows for the three month periods ended August 31, 1997 and 1996 are not necessarily indicative of the operating results or cash flows for the full year.

                        MANOR CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        August 31, 1997      May 31, 1997
                                                        ---------------      ------------
                                                          (unaudited)
ASSETS

Current Assets
         Cash and cash equivalents                      $     30,063        $     18,396
         Receivables (net of allowances
          of $28,495 and $24,670)                            147,908             126,043
         Advances to discontinued lodging segment            115,723                --
         Inventories                                          11,323              11,273
         Current deferred income taxes                        30,300              32,083
         Other current assets                                 35,081               5,874
                                                         -----------         -----------
         Total current assets                                370,398             193,669
                                                         -----------         -----------
Property and Equipment, at cost
         Land                                                 78,712              76,130
         Buildings and improvements                          835,358             815,851
         Capitalized leases                                   12,747              12,747
         Furniture, fixtures and equipment                   183,317             175,896
         Facilities in progress                               58,234              48,154
                                                         -----------         -----------
                                                           1,168,368           1,128,778
         Less accumulated depreciation                      (337,911)           (322,985)
                                                         -----------         -----------
           Net property and equipment                        830,457             805,793
                                                         -----------         -----------

Goodwill, net of accumulated amortization                      9,427               9,479
                                                         -----------         -----------

Due from discontinued assisted living, pharmacy,
  and home health segments                                    75,560              75,560
                                                         -----------         -----------

Advances to discontinued lodging segment                          --             115,723
                                                         -----------         -----------

Net investment in discontinued assisted living,
  pharmacy and home health segments                          277,235             277,066
                                                         -----------         -----------

Other assets                                                  75,215              70,288
                                                         -----------         -----------

Total assets                                            $  1,638,292        $  1,547,578
                                                         ===========         ===========


                        MANOR CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                August 31, 1997        May 31, 1997
                                                ---------------        ------------
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
         Current portion of long-term debt         $     11,626        $     11,649
         Accounts payable                                57,040              53,462
         Accrued expenses                                91,491              94,840
         Income taxes payable                             9,428                  --
                                                    -----------         -----------
                  Total current liabilities             169,585             159,951
                                                    -----------         -----------


Mortgages and Other Long-Term Debt                      261,943             201,680
                                                    -----------         -----------

Subordinated Long-Term Debt                             289,564             289,510
                                                    -----------         -----------

Deferred Income Taxes and Other                         206,523             206,006
                                                    -----------         -----------

Shareholders' Equity
         Common stock                                     6,701               6,682
         Contributed capital                            198,188             194,640
         Retained earnings                              557,101             538,630
         Treasury stock, at cost                        (51,313)            (49,521)
                                                    -----------         -----------

                  Total shareholders' equity            710,677             690,431
                                                    -----------         -----------

                                                   $  1,638,292        $  1,547,578
                                                    ===========         ===========

                        MANOR CARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (In thousands, except per share data)


                                                  Three Months Ended August 31,
                                                  -----------------------------
                                                     1997               1996
                                                     ----               ----
Revenues                                          $  274,054        $  250,226

Expenses
         Operating expenses                          208,247           191,539
         Depreciation and amortization                15,985            14,586
         General corporate and other                  11,265            14,163
                                                   ---------         ---------
                  Total expenses                     235,497           220,288
                                                   ---------         ---------

                  Income from operations              38,557            29,938
                                                   ---------         ---------

Other income and (expenses)
         Interest income from advances
         to discontinued lodging segment               2,604             5,079
         Interest income and other                     2,592             1,653
         Interest expense                             (6,829)           (5,302)
                                                   ---------         ---------
                  Total other income and
                    (expenses), net                   (1,633)            1,430
                                                   ---------         ---------

Income from continuing operations
         before income taxes                          36,924            31,368

Income taxes                                          14,100            12,327
                                                   ---------         ---------

Income from continuing operations                     22,824            19,041

Discontinued operations:
         Income from discontinued assisted
         living, pharmacy and home health
         operations (net of income taxes
         of $750 and $1,273)                          (2,964)            1,225

         Income from discontinued
         lodging operations (net of income
         taxes of $2,934)                                 --             3,419
                                                   ---------         ---------

Net income                                        $   19,860        $   23,685
                                                   =========         =========

Weighted average shares of common stock               63,708            63,002
                                                   =========         =========

Income per share of common stock:
         Income from continuing
         operations                               $     0.36        $     0.30

         Income from discontinued
         assisted living, pharmacy and
         home health operations                        (0.05)             0.02

         Income from discontinued
         lodging operations                               --              0.06
                                                   ---------         ---------

         Net income per share of
           common stock                           $     0.31        $     0.38
                                                   =========         =========

Dividends per share of common stock               $     .022        $     .022
                                                   =========         =========


                        MANOR CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)


                                                                              Three Months Ended August 31,
                                                                              -----------------------------
                                                                                 1997              1996
                                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   19,860        $   23,685
Reconciliation of net income to net cash
provided by operating activities:
         Income from discontinued assisted living,
           pharmacy and home health operations                                    2,964            (1,225)
         Income from discontinued lodging segment                                    --            (3,419)
         Depreciation and amortization                                           15,985            14,586
         Amortization of debt discount                                               71               103
         Provision for bad debts                                                  5,891             3,490
         Increase (decrease) in deferred taxes                                    4,355            (2,686)
         Minority interest in discontinued segment                                   11                26
Changes in assets and liabilities
         Change in receivables                                                  (27,756)           (8,495)
         Change in inventories and other current assets                         (29,257)          (30,050)
         Change in current liabilities                                              229            (7,931)
         Change in income taxes payable                                           9,428            17,667
         Change in other liabilities                                             (2,067)           (9,681)
                                                                              ---------         ---------
                  NET CASH UTILIZED BY CONTINUING OPERATIONS                       (286)           (3,930)
                  NET CASH (UTILIZED) PROVIDED BY DISCONTINUED
                    ASSISTED LIVING, PHARMACY AND HOME HEALTH
                    OPERATIONS                                                  (20,160)           11,420
                  NET CASH PROVIDED BY DISCONTINUED
                    LODGING OPERATIONS                                               --            13,929
                                                                              ---------         ---------
                  NET CASH (UTILIZED) PROVIDED BY OPERATING
                    ACTIVITIES                                                  (20,446)           21,419

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in property and equipment                                   (45,463)          (28,920)
         Advances to discontinued assisted living, pharmacy
           and home health operations                                            (3,133)           (9,146)
         Other items, net                                                          (173)           (7,285)
                                                                              ---------         ---------
                  NET CASH UTILIZED BY INVESTING ACTIVITIES
                    OF CONTINUING OPERATIONS                                    (48,769)          (45,351)
                  NET CASH PROVIDED (UTILIZED) BY INVESTING
                    ACTIVITIES OF DISCONTINUED ASSISTED LIVING,
                    PHARMACY AND HOME HEALTH OPERATIONS                           6,938           (10,937)
                  NET CASH UTILIZED BY INVESTING ACTIVITIES
                    OF DISCONTINUED LODGING OPERATIONS                               --           (16,577)
                                                                              ---------         ---------
                  NET CASH (UTILIZED) BY INVESTING
                    ACTIVITIES                                                  (41,831)          (72,865)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings of long-term debt                                            60,800           149,400
         Principal payments of debt                                                (578)         (116,275)
         Proceeds from exercise of stock options                                  3,691             9,964
         Treasury Stock acquired                                                 (1,792)               --
         Retirement of bonds                                                         --            (9,900)
         Dividends paid                                                          (1,399)           (1,381)
                                                                              ---------         ---------
                  NET CASH PROVIDED BY FINANCING
                    ACTIVITIES OF CONTINUING OPERATIONS                          60,722            31,808
                  NET CASH PROVIDED (UTILIZED) BY FINANCING
                    ACTIVITIES OF DISCONTINUED ASSISTED LIVING,
                      PHARMACY AND HOME HEALTH OPERATIONS                        13,222              (483)
                  NET CASH PROVIDED BY FINANCING ACTIVITIES
                    OF DISCONTINUED LODGING OPERATIONS                               --               260
                                                                              ---------         ---------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                      73,944            31,585
                                                                              ---------         ---------

CHANGE IN CASH AND CASH EQUIVALENTS                                              11,667           (19,861)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 18,396            38,943
                                                                              ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   30,063        $   19,082
                                                                              =========         =========


                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

The following review of operating results includes the historical results of operations of the Company for the three months ended August 31, 1997 and August 31, 1996 reflecting the Company's assisted living, pharmacy and home health segments as discontinued operations. The results of operations for the three months ended August 31, 1996 previously reported have been restated to reflect the assisted living, pharmacy and home health segments as discontinued operations.

Net income for the three months ended August 31, 1997 was $19.9 million or $0.31 per share as compared to $23.7 million or $0.38 per share reported in the prior year quarter.

Income from operations for the three months ended August 31, 1997 was $38.6 million. This compares to income from operations in the same period last year of $29.9 million.

Gross profit for the three months ended August 31, 1997 increased $7.1 million, when compared with the same period last year. For the three months ended August 31, 1997, revenues and operating expenses rose 9.5% and 8.7% respectively. Increased capacity and rates of 5.0% and 5.8%, respectively, in the Company's skilled nursing facilities accounted for the improvement in first quarter gross profit.

Depreciation and amortization increased $1.4 million for the three month period ended August 31, 1997 from the same period last year as a result of acquisitions, new construction and increases in property and equipment resulting from additions and renovations to existing facilities during the past twelve months.

General corporate and other expense for the three months ended August 31, 1997 decreased $2.9 million when compared to the same period last year. This decrease was primarily because of downsizing due to reengineering efforts in both organizational and financial systems. General corporate and other expense represented 4.1% of revenues during the three months ended August 31, 1997 compared to 5.7% for the same period last year. General corporate and other expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

Interest expense increased $1.5 million for the three months ended August 31, 1997 compared to the same period last year. The increase was attributable to the increase in the average outstanding balance of the $250 million competitive advance and multi-currency revolving credit facility (the "Credit Facility") during the current period when compared to the same period last year. Interest capitalized in conjunction with construction programs amounted to $0.8 million and $1.1 million in the three months ended August 31, 1997 and 1996, respectively.

                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONT.)



Long-Term Debt
--------------

Long-term debt was $551.5 million at August 31, 1997 compared to $491.2 million at May 31, 1997. The amounts related to assisted living mortgages totaled $45.6 million at August 31, 1997 and are included in long-term debt as well as in due from discontinued assisted living, pharmacy and home health segments, as these mortgages will be transferred to the discontinued assisted living, pharmacy and home health segments on the date of the distribution.

The Company's Credit Facility is provided by a group of sixteen banks. Borrowings under the Facility are, at the option of the Company, at one of several rates including LIBOR plus 20 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Facility. The Facility presently requires the Company to pay fees of 10 basis points on the entire loan commitment. The Facility will terminate on September 6, 2001. Outstanding borrowings at August 31, 1997 totaled $175.0 million.

In June 1996, the Company issued $150.0 million of 7.5% Senior Notes due 2006. These notes are redeemable at the option of the Company at any time at a price equal to the greater of (a) the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest, discounted with an applicable treasury rate plus 15 basis points, plus accrued interest to the date of redemption. The proceeds of this offering were used to repay borrowings under the Company's Credit Facility. In July 1996, the Company repurchased 9.5% Senior Subordinated Notes with a face amount of $9.9 million for $10.5 million. On October 1, 1997, a notice was mailed to bondholders indicating the Company's intention to redeem the 9.5% Senior Subordinated Notes on November 17, 1997 at a price of 103.56% of the principal amount plus accrued interest.

Acquisitions, Openings, Divestitures and Sales of Property
----------------------------------------------------------

During the first three months of fiscal year 1998, the Company opened one newly constructed skilled nursing center located in California.

During fiscal year 1997, the Company acquired two skilled nursing centers for $17.8 million. Additionally, the Company opened four newly constructed skilled nursing centers. The Company also sold four skilled nursing centers for $17.3 million.

                        MANOR CARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONT.)


Discontinued Operations
-----------------------

On September 15, 1997, the Company announced its intention to proceed with a separation of its assisted living, pharmacy and home health businesses (collectively, the "Health Services Business") from its skilled nursing, real estate and healthcare facility development business via a spin-off of the Health Services Business (the "Distribution"). The spin-off of the Health Services Business will be effected by a distribution to the Company's shareholders of all the common stock of New ManorCare Health Services, Inc., a wholly owned subsidiary of the Company, which as of the date of the spin-off, will own and operate all the Company's assisted living operations as well as manage the skilled nursing assets owned by the Company. Following the Distribution, New ManorCare Health Services, Inc. will change its name to ManorCare Health Services, Inc. and the Company will change its name to Manor Care Realty, Inc. The Board of Directors voted to approve in principle the transaction subject to receipt of other approvals and consents and satisfactory implementation of the arrangements for the Distribution. The Company anticipates that the transaction will be completed by the end of calendar year 1997. The Distribution is conditional upon certain matters, including receipt of a satisfactory solvency opinion, necessary regulatory approvals and relicensing arrangements as well as the declaration of the special dividend by the Company's Board of Directors. On October 9, 1997, the Company received a ruling from the Internal Revenue Service which provides, among other things, that the Distribution will qualify as a tax-free transaction to the Company and its shareholders. As of August 31, 1997, the Company had cash advances totaling $277.2 million outstanding from the Health Services Business. These advances will be forgiven at the date of the spin-off.


Liquidity and Capital Resources
-------------------------------

The Company has available cash balances of $30.1 million as of August 31, 1997. In connection with the Distribution, Manor Care is offering $350.0 million Senior Notes due 2007. Concurrently with the sale of the Notes, the Company anticipates entering into new credit facilities (the "Credit Facilities") to be provided by a group of banks consisting of a $300.0 million revolving credit facility and a $150.0 million term loan facility. The gross proceeds from the issuance of the Notes, together with borrowings under the Credit Facilities will be used to effect the Distribution, including financing the cash portion of the capital contribution to New ManorCare Health Services, refinancing certain debt of Manor Care and paying related fees and expenses. Additionally, ManorCare Health Services plans to offer to exchange $1,000 principal amount of its 7 1/2% Senior Notes due 2006 (the "New MCHS Senior Notes") for each $1,000 principal amount of 7 1/2% Senior Notes due 2006 of Manor Care (the "Old Senior Notes") properly tendered (the "Exchange Offer"). In addition, consents to certain amendments of the covenants governing the Old Senior Notes will be sought in connection with the Exchange Offer. Consummation of the Exchange Offer is conditioned upon, among other things, acceptance of the Exchange Offer by holders of at least a majority in principal amount of the Old Senior Notes (the "Minimum Tender Condition") and consummation of the Distribution. As a result of the Exchange Offer, ManorCare Health Services, not Manor Care Realty, will be the obligor on the New MCHS Senior Notes; and Manor Care Realty, not ManorCare Health Services, will remain the obligor on the Old Senior Notes. On October 8, 1997, the Company received notification from its discontinued lodging segment that it will prepay the balance of the advances from the Company on October 15, 1997. The available cash balances and additional debt being offered are considered adequate to ensure sufficient liquidity and capital resources for both the upcoming year and the foreseeable future.

                        MANOR CARE, INC. AND SUBSIDIARIES


                            PART II-OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders.
-------

At the annual shareholders meeting on September 15, 1997, the shareholders elected the directors who had been nominated by the Company. The number of votes cast was as follows:


                               For          Against/Withheld
                               ---          ----------------

Stewart Bainum, Jr          56,083,780           172,511
Stewart Bainum              56,085,789           170,502
Regina E. Herzlinger        56,085,903           170,788
William H. Longfield        56,089,981           166,310
Frederic V. Malek           56,055,582           200,709
Jerry E. Robertson          56,067,818           188,473
Kennett L. Simmons          56,085,398           170,893


Item 6.  Exhibits and Reports on Form 8-K.
-------

(a)  Exhibits
     27 - Financial Data Schedule

(b)  There was a Form 8-K filed on September 15, 1997.

                        MANOR CARE, INC. AND SUBSIDIARIES




                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MANOR CARE, INC.
                                        ----------------
     (Registrant)





                                        /s/ Leigh C. Comas
                                        ---------------------------------
Date: October 13, 1997              By: Leigh C. Comas
      ----------------                  Vice President, Finance
                                        and Treasurer




                                        /s/ James H. Rempe
                                        ---------------------------------
Date: October 13, 1997              By: James H. Rempe
      ----------------                  Senior Vice President,
                                        General Counsel and Secretary



                                        /s/ Margarita Schoendorfer
                                        ---------------------------------
Date: October 13, 1997              By: Margarita Schoendorfer
      ----------------                  Vice President and
                                        Corporate Controller