Form 10-Q
period 1997-11-30
MANOR CARE INC/NEW
filed 1998-01-14
CIK 354604

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended November 30, 1997
                                        -----------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to ______



                               MANOR CARE, INC.
                               ----------------

                         COMMISSION FILE NUMBER 1-8195
                         -----------------------------


Incorporated in Delaware                                E.I.#52-1200376
------------------------                                ----------------

11555 Darnestown Road, Gaithersburg, Maryland 20878
---------------------------------------------------

Telephone:  (301) 979-4000
---------



Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
   -------       --------

63,621,768 Common Shares were outstanding as of January  6, 1998.

                         This report contains 13 pages.

                         PART I. FINANCIAL INFORMATION



                             FINANCIAL STATEMENTS

                       MANOR CARE, INC. AND SUBSIDIARIES
                       ---------------------------------


The consolidated balance sheet as of November 30, 1997, the consolidated statements of income for the three and six month periods ended November 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended November 30, 1997 and 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 annual report to shareholders and September 15, 1997 Form 8-K, previously filed with the Commission. The results of operations for the three and six month periods ended November 30, 1997 and 1996, and cash flows for the six months ended November 30, 1997 and 1996, are not necessarily indicative of the operating results or cash flows for the full year.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                   November 30, 1997   May 31, 1997
                                                   ------------------  ------------
                                                      (unaudited)

ASSETS

Current assets
     Cash and cash equivalents                        $   27,065         $   18,396
     Receivables (net of allowances
      of $30,688 and $24,670)                            166,393            126,043
     Inventories                                          11,527             11,273
     Current deferred income tax benefit                  30,300             32,083
     Other current assets                                 28,420              5,874
                                                      ----------         ----------
          Total current assets                           263,705            193,669
                                                      ----------         ----------


Property and equipment, at cost
     Land                                                 78,108             76,130
     Buildings and improvements                          835,351            815,851
     Capitalized leases                                   12,747             12,747
     Furniture, fixtures and equipment                   189,544            175,896
     Facilities in progress                               86,772             48,154
                                                      ----------         ----------
                                                       1,202,522          1,128,778
     Less accumulated depreciation                      (349,780)          (322,985)
                                                      ----------         ----------
          Net property and equipment                     852,742            805,793
                                                      ----------         ----------

Goodwill                                                   9,366              9,479
                                                      ----------         ----------

Advances to discontinued lodging segment                       -            115,723
                                                      ----------         ----------

Net investment in discontinued assisted living,
     pharmacy and home health segments                   276,955            277,066
                                                      ----------         ----------

Due from discontinued assisted living, pharmacy
     and home health segments                             75,260             75,560
                                                      ----------         ----------

Other assets                                              88,250             70,288
                                                      ----------         ----------

Total assets                                          $1,566,278         $1,547,578
                                                      ==========         ==========


                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                        November 30, 1997   May 31, 1997
                                        ------------------  ------------
                                           (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current portion of long-term debt         $    5,664         $   11,649
 Accounts payable                              52,014             53,462
 Accrued expenses                              89,306             94,840
 Income taxes                                  13,712                  -
                                           ----------         ----------
      Total current liabilities               160,696            159,951
                                           ----------         ----------

Mortgages and other long-term debt            308,616            201,680
                                           ----------         ----------

Subordinated long-term debt                   149,490            289,510
                                           ----------         ----------

Deferred income taxes and other               218,453            206,006
                                           ----------         ----------

Stockholders' equity
 Common stock                                   6,710              6,682
 Contributed capital                          198,605            194,640
 Retained earnings                            575,020            538,630
 Treasury stock, at cost                      (51,312)           (49,521)
                                           ----------         ----------

      Total stockholders' equity              729,023            690,431
                                           ----------         ----------

Total liabilities and stockholders'
  equity                                   $1,566,278         $1,547,578
                                           ==========         ==========


                       MANOR CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (In thousands, except per-share data)

                                          Three Months Ended   Six Months Ended
                                             November 30,        November 30,
                                          ------------------  ------------------
                                            1997      1996      1997      1996
                                          --------  --------  --------  --------

Revenues                                  $280,254  $259,263  $554,308  $509,489
                                          --------  --------  --------  --------

Expenses
  Operating expenses                       207,910   193,357   416,157   384,896
  Depreciation and amortization             16,693    14,653    32,678    29,239
  General corporate and other               11,279    13,460    22,544    27,623
                                          --------  --------  --------  --------
      Total expenses                       235,882   221,470   471,379   441,758
                                          --------  --------  --------  --------

Income from operations                      44,372    37,793    82,929    67,731
                                          --------  --------  --------  --------

Other income and (expenses)
  Interest income from advances
    to discontinued lodging segment          2,390     5,078     4,994    10,157
  Interest income and other                  1,115     1,494     3,707     3,147
  Interest expense                          (6,202)   (6,165)  (13,031)  (11,467)
                                          --------  --------  --------  --------
      Total other income and
            (expenses), net                 (2,697)      407    (4,330)    1,837
                                          --------  --------  --------  --------

Income from continuing operations
      before income taxes                   41,675    38,200    78,599    69,568

Income taxes                                16,300    15,270    30,400    27,597
                                          --------  --------  --------  --------
Income from continuing
 operations                                 25,375    22,930    48,199    41,971

Discontinued operations:
  Income from discontinued assisted
    living, pharmacy and home health
    operations (net of income taxes of
    $4,452, $530, $5,292 and $1,803)           331     1,104    (2,633)    2,329
  Income from discontinued lodging
    operations (net of income taxes
    of $0, $5,800, $0, $8,734)                   -     8,410         -    11,829
Extraordinary item, net of taxes            (3,216)        -    (3,216)        -
Cumulative change in accounting
  principle, net of taxes                   (3,173)        -    (3,173)        -
                                          --------  --------  --------  --------
Net income                                $ 19,317  $ 32,444  $ 39,177  $ 56,129
                                          ========  ========  ========  ========

Average shares outstanding                  63,787    63,079    63,748    63,040
                                          --------  --------  --------  --------
Earnings per share:
      Earnings from continuing
        operations                        $   0.40  $   0.36  $   0.76  $   0.67
      Earnings from discontinued
        assisted living, pharmacy
        and home health operations            0.01      0.02     (0.04)     0.03
      Earnings from discontinued
        lodging operations                       -      0.13         -      0.19
      Extraordinary item                     (0.05)        -     (0.05)        -
      Cumulative change in
        accounting principle                 (0.05)        -     (0.05)        -
                                          --------  --------  --------  --------
Total earnings per share                  $  0.30*  $   0.51  $   0.62  $   0.89
                                          ========  ========  ========  ========
Dividends per share of common stock       $  0.022  $  0.022  $  0.044  $  0.044
                                          ========  ========  ========  ========

*Does not add due to rounding.

                       MANOR CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In thousands)

                                                                        Six Months Ended November 30,
                                                                        -----------------------------
                                                                          1997                1996
                                                                        ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  39,177           $  56,129
Reconciliation of net income to net cash
 provided by operating activities:
        Income from discontinued assisted living, pharmacy,
          home health                                                       2,633              (2,329)
        Income from discontinued lodging segment                                -             (11,829)
        Depreciation and amortization                                      32,678              29,239
        Cumulative change in accounting principle                           5,288                   -
        Amortization of debt discount                                         115                 397
        Provision for bad debts                                            11,900               5,847
        Increase in deferred taxes                                          3,516               8,219
        Gain on sale of properties                                         (2,057)             (7,321)
        Minority interest                                                      79                 296
Changes in assets and liabilities
        Change in receivables                                             (44,976)            (30,442)
        Change in inventories and other current assets                    (22,800)            (20,805)
        Change in current liabilities                                      (6,889)             (6,575)
        Change in income taxes payable                                     13,712               9,442
        Change in other liabilities                                        10,634              (4,439)
                                                                        ---------           ---------
                NET CASH PROVIDED BY CONTINUING OPERATIONS                 43,010              25,829
                NET CASH PROVIDED BY DISCONTINUED
                  ASSISTED LIVING, PHARMACY AND HOME HEALTH
                  OPERATIONS                                                3,875              13,103
                NET CASH PROVIDED BY DISCONTINUED
                  LODGING SEGMENT                                               -              40,599
                                                                        ---------           ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                  46,885              79,531
                                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in property and equipment                              (81,602)            (58,992)
        Investment in systems development                                 (18,905)             (6,352)
        Acquisition of healthcare facilities                                    -              (4,440)
        Sale of healthcare facilities                                           -              17,283
        Payments of receivables from discontinued lodging
          operations                                                      115,723                   -
        Advances to discontinued assisted living, pharmacy and
          home health operations                                           (2,222)            (19,306)
        Other items, net                                                   (7,532)             (6,437)
                                                                        ---------           ---------
                NET CASH PROVIDED (UTILIZED) BY INVESTING ACTIVITIES
                  OF CONTINUING OPERATIONS                                  5,462             (78,244)
                NET CASH PROVIDED (UTILIZED) BY INVESTING ACTIVITIES
                  OF DISCONTINUED ASSISTED LIVING, PHARMACY AND
                  HOME HEALTH OPERATIONS                                    5,043             (11,816)
                NET CASH (UTILIZED) BY INVESTING ACTIVITIES
                  OF DISCONTINUED LODGING SEGMENT                               -             (29,424)
                                                                        ---------           ---------
                NET CASH PROVIDED (UTILIZED) BY INVESTING
                  ACTIVITIES                                               10,505            (119,484)
                                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings of long-term debt                                      108,661             149,012
        Principal payments of debt                                         (1,748)           (106,872)
        Proceeds from exercise of stock options                             3,989              10,149
        Treasury stock acquired                                            (1,807)                  -
        Retirement of bonds                                              (146,100)             (9,900)
        Dividends paid                                                     (2,798)             (2,765)
                                                                        ---------           ---------
                NET CASH (UTILIZED) PROVIDED BY FINANCING
                  ACTIVITIES OF CONTINUING OPERATIONS                     (39,803)             39,624
                NET CASH (UTILIZED) BY FINANCING ACTIVITIES
                  OF DISCONTINUED ASSISTED LIVING, PHARMACY AND
                  HOME HEALTH OPERATIONS                                   (8,918)             (1,287)
                NET CASH PROVIDED BY FINANCING
                  ACTIVITIES OF DISCONTINUED LODGING SEGMENT                    -                 654
                                                                        ---------           ---------
                NET CASH (UTILIZED) PROVIDED BY FINANCING
                  ACTIVITIES                                              (48,721)             38,991
                                                                        ---------           ---------

CHANGE IN CASH AND CASH EQUIVALENTS                                         8,669                (962)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           18,396              38,943
                                                                        ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  27,065           $  37,981
                                                                        =========           =========

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

On September 15, 1997, the Company announced its intention to proceed with a separation of its assisted living, pharmacy and home health businesses (collectively, the "Health Services Business") from its skilled nursing, real estate and healthcare facility development business via a spin-off of the Health Services Business (the "Distribution"). The spin-off of the Health Services Business will be effected by a distribution to the Company's shareholders of all the common stock of New ManorCare Health Services, Inc., a wholly owned subsidiary of the Company, which as of the date of the spin-off, will own and operate all the Company's assisted living operations as well as manage and lease the skilled nursing assets owned by the Company. Following the Distribution, New ManorCare Health Services, Inc. will change its name to ManorCare Health Services, Inc. and the Company will change its name to Manor Care Realty, Inc. The Board of Directors voted to approve in principle the transaction subject to receipt of other approvals and consents and satisfactory implementation of the arrangements for the Distribution. The Company anticipates that the transaction will be completed by the end of fiscal year 1998. The Distribution is conditional upon certain matters, including receipt of a satisfactory solvency opinion, and the declaration of the special dividend by the Company's Board of Directors. As of November 30, 1997, the Company had cash advances totaling $277.0 million outstanding to the Health Services Business. These advances will be forgiven at the date of the spin-off.

The following discussion is based on the operations of the skilled nursing facilities before the Distribution and related transactions. The operations of the skilled nursing facilities will continue to have a material impact on Manor Care Realty after the Distribution because of certain lease agreements which will be in place between ManorCare Health Services and Manor Care Realty. However, the information contained herein does not indicate the results of operations or financial condition of Manor Care Realty that would have been reported for the periods indicated had the Distribution occurred on the first day of the periods discussed.

Following the Distribution, Manor Care Realty's principal sources of revenue will be payments pursuant to the leasing of the skilled nursing facilities to ManorCare Health Services, the operations of the developed assisted living facilities prior to sale, the proceeds of the sale of assisted living facilities, and revenues of Mesquite Hospital. Manor Care Realty's principal operating expenses will be related to the operation of the assisted living facilities prior to sale, the operating expenses of Mesquite Hospital and general overhead expenses. The following review of operating results includes the historical results of the skilled nursing facilities for the specified periods. The results of the Company's assisted living, pharmacy and home health segments have been reported as discontinued operations.

Revenues increased $21.0 million (8.1%) and $44.8 million (8.8%) to $280.3 million and $554.3 million for the three and six months ended November 30, 1997 as compared to the same periods in the prior year. The increase in revenues is principally attributable to increases in rates of 5.1% and capacity. The growth in bed capacity is attributable to the purchase of one skilled nursing facility (179 beds), openings of three newly constructed facilities (387 beds) and additions/renovations at existing facilities (274 beds). The increase in rates includes the incremental impact of settlements with government agencies related to prior period cost reports of ($0.2) million and $3.9 million for the three and six months ended November 30, 1997 as compared to the same periods in the prior year.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations (cont.)
-----------------------------

Operating expenses increased $14.6 million (7.5%) and $31.3 million (8.1%) to $207.9 million and $416.2 million for the three and six months ended November 30, 1997 as compared to the same periods in the prior year. The increase in operating expenses is attributable to additional capacity and increased staffing necessitated by higher patient acuity and more complex product and service offerings. As a result, the operating profit associated with the operation of the skilled nursing facilities for the six months ended November 30, 1997 increased to $138.2 million from $124.6 million in the previous period. Operating margin as a percentage of sales increased from 24.5% to 24.9%.

Depreciation and amortization increased $2.0 million and $3.4 million for the three and six month periods ended November 30, 1997, respectively, due to increases in property and equipment resulting from additions and renovations to existing facilities as well as new construction during the past twelve months.

General corporate and other expense for the three and six month periods ended November 30, 1997, decreased $2.2 million and $5.1 million, respectively, when compared to the same periods last year. This decrease was partially due to a reduction in employees related to the discontinued lodging operations and reengineering efforts in both organizational and financial systems. Additionally, a gain of $2.1 million from the sale of a corporate office building is included in general corporate and other expense for the three and six month periods ended November 30, 1997. For the three and six month periods ended November 30, 1996, a gain of $7.3 million from the sale of four nursing centers and charitable contributions expense of $5.0 million are included in general corporate and other expense. General corporate and other expense represented 4.0% and 4.1% of revenues during the three and six month periods ended November 30, 1997 compared to 5.2% and 5.4% for the same periods last year. General corporate and other expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

Interest income from advances to discontinued lodging operations decreased by $2.7 million and $5.2 million for the three and six months ended November 30, 1997 compared to the same periods last year. This reduction was attributable to the prepayment of $110.0 million of indebtedness in the fourth quarter of fiscal year 1997 and the prepayment of the remaining $115.7 million in the second quarter of fiscal year 1998.

Interest expense remained constant for the three month period ended November 30, 1997 as compared to the same prior year period and increased $1.6 million for the six month period ended November 30, 1997 over the prior year. The increase in interest expense resulted primarily from an increase in the average outstanding balance of the $250 million competitive advance and multi-currency revolving credit facility (the "Credit Facility"). Interest capitalized in conjunction with construction programs amounted to $1.5 million and $2.3 million for the three and six months ended November 30, 1997 and $0.8 million and $2.0 million for the three and six months ended November 30, 1996.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations (cont.)
-----------------------------

Income from continuing operations before income taxes for the three and six month periods ended November 30, 1997, was $41.7 million and $78.6 million, respectively. This compares to income from continuing operations before income taxes in the same periods last year of $38.2 million and $69.6 million.

On November 1, 1996, Manor Care, Inc. completed the spin-off of its lodging segment by contributing its net investment in discontinued lodging operations totaling $165.7 million to Choice Hotels International, Inc. Manor Care shareholders of record on October 10, 1996, received one share of Choice Hotels International, Inc. common stock for each outstanding share of Manor Care common stock. Accordingly, lodging results are reported as discontinued operations for all periods presented. Because the spin-off was completed two months into the second quarter, results for the three and six month periods ended November 30, 1996 include less than three and six months, respectively, of income and earnings per share from the discontinued lodging segment.

On November 20, 1997, a consensus was reached by the Emerging Issues Task Force regarding reengineering costs (Issue 97-13) providing that all reengineering costs be expensed as incurred based on the fair value of the services rendered. As a result, in November 1997, the Company expensed $3.2 million of reengineering costs (net of taxes) as the effect of a cumulative change in accounting principle.

Long-Term Debt
--------------

Long-term debt was $458.1 million at November 30, 1997 compared to $491.2 million at May 31, 1997. Amounts related to assisted living mortgages totaled $45.3 million at November 30, 1997 and $45.6 million at May 31, 1997 and are included in long-term debt as well as in due from discontinued assisted living, pharmacy and home health segments, as these mortgages will be transferred to the discontinued assisted living, pharmacy and home health segments on the date of the Distribution. The current portion of long term debt amounted to $5.7 million at November 30, 1997.

On November 17, 1997, Manor Care redeemed all outstanding 9 1/2% Senior Subordinated Notes due 2002 at a redemption price of 103.56% with the proceeds of borrowings under the Credit Facility. Manor Care recorded an extraordinary item of $3.2 million after taxes representing the premium paid on redemption.

In October 1997, the Company received a $115.7 million prepayment on its three year, 9% note with Choice Hotels International, Inc., the proceeds from which were used to pay down borrowings under the Credit Facility. At November 30, 1997, bank lines totaled $275.0 million, of which $38.1 million remained unused.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Long-Term Debt (cont.)
----------------------

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

Acquisitions, Openings, Divestitures and Sales of Property
----------------------------------------------------------

During the first six months of fiscal year 1998, the Company opened one newly constructed skilled nursing facility located in California and sold a corporate office building located in Maryland. During the first six months of fiscal 1997, the Company transferred an assisted living facility to the discontinued lodging operations with an approximate net book value of $4.9 million. In addition, the Company acquired a nursing center in California for $4.4 million and sold four nursing centers in Indiana, Iowa, Illinois and Texas for $17.3 million. The Company also opened three newly constructed skilled nursing facilities.

Liquidity and Capital Resources
-------------------------------

The Company has available cash balances of $27.1 million as of November 30, 1997. In connection with the Distribution, Manor Care Realty, through its wholly-owned subsidiary, Manor Care Real Estate, anticipates offering $350.0 million Senior Notes due 2008. Concurrent with the sale of the Notes, the Company anticipates entering into new credit facilities (the "New Credit Facilities") to be provided by a group of banks consisting of a $300.0 million revolving credit facility and a $150.0 million term loan facility. The gross proceeds from the issuance of the Notes, together with borrowings under the New Credit Facilities, will be used to effect the Distribution, including financing the cash portion of the capital contribution to New ManorCare Health Services, refinancing certain debt of Manor Care and paying related fees and expenses. Additionally, ManorCare Health Services plans to offer to exchange each $1,000 principal amount of its 7 1/2 % Senior Notes due 2006 (the "New MCHS Senior Notes") for each $1,000 principal amount of 7 1/2 % Senior Notes due 2006 of Manor Care (the "Old Senior Notes") properly tendered (the "Exchange Offer"). In addition, consents to certain amendments of the covenants governing the Old Senior Notes will be sought in connection with the Exchange Offer. Consummation of the Exchange Offer is conditional upon, among other things, acceptance of the Exchange Offer by holders of at least a majority in principal amount of the Old Senior Notes (the "Minimum Tender Condition") and consummation of the Distribution. As a result of the Exchange Offer, ManorCare Health Services, not Manor Care Realty, will be the obligor on the New MCHS Senior Notes; and Manor Care Realty, not ManorCare Health Services, will remain the obligor on the Old Senior Notes.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources (cont.)
-------------------------------

Following the Distribution, Manor Care Realty's principal capital requirements will be financing the development of skilled nursing and assisted living facilities. Manor Care Realty expects to invest between $1.5 billion and $1.9 billion over the next five years to develop skilled nursing and assisted living facilities. This includes acquisitions of existing skilled nursing facilities and capital improvements for new and existing facilities. Manor Care Realty expects to fund these activities with proceeds of borrowings under the New Credit Facilities, proceeds from the sale of facilities to ManorCare Health Services pursuant to a development agreement and cash provided from operating activities, including payments from ManorCare Health Services under certain lease agreements. Completing this development plan will require additional debt and equity financing, including proceeds from an equity offering expected to occur in the twelve months following the Distribution. There can be no assurance that Manor Care Realty will be able to obtain debt or equity financing on terms acceptable to it or that the proceeds of such financing will be available or sufficient to fund Manor Care Realty's capital requirements.

                       MANOR CARE, INC. AND SUBSIDIARIES


                           PART II OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders.
-------

At the annual shareholders meeting on September 15, 1997, the shareholders elected the directors who had been nominated by the Company. The number of votes cast was as follows:


                           For      Against/Withheld
                        ----------  ----------------

Stewart Bainum          56,083,780           172,511
Stewart Bainum, Jr.     56,085,789           170,502
Regina E. Herzlinger    56,085,903           170,788
William H. Longfield    56,089,981           166,310
Frederic V. Malek       56,055,582           200,709
Jerry E. Robertson      56,067,818           188,473
Kennett L. Simmons      56,085,398           170,893



Item 6.   Exhibits and Reports on Form 8-K.
-------

(a)  Exhibits
     27 - Financial Data Schedule

(b) The following reports on Form 8-K were filed during the three months ended November 30, 1997:

     1) Form 8-K dated September 15, 1997 reporting under Item 2, the announcement of the Company's intention to spin-off the Company's assisted living, pharmacy and home health businesses.

                       MANOR CARE, INC. AND SUBSIDIARIES




                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MANOR CARE, INC.                      (Registrant)
                         -----------------



                                         --------------------------------------
Date: January 12, 1998                   By:   Leigh C. Comas
      -----------------                  Vice President Finance and Treasurer



                                         --------------------------------------
Date: January 12, 1998                   By:   James H. Rempe
      -----------------                  Senior Vice President, General Counsel
                                         and Secretary



                                         --------------------------------------
Date: January 12, 1998                   By:   Margarita Schoendorfer
      -----------------                  Vice President and Controller