Form 10-Q
period 1998-02-28
MANOR CARE INC/NEW
filed 1998-04-14
CIK 354604

                                   FORM 10-Q


                      SECURITIES AND  EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended February 28, 1998
                                         -----------------

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____to_____


                                MANOR CARE, INC.
                                ----------------

                         COMMISSION FILE NUMBER 1-8195
                         -----------------------------

Incorporated in Delaware                        E.I.#52-1200376
------------------------                        ---------------

11555 Darnestown Road, Gaithersburg, Maryland 20878
---------------------------------------------------

Telephone:  (301) 979-4000
-----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

     X
Yes_____      No_____

63,672,143 Common Shares were outstanding as of April 13, 1998.



                         This reports contains 14 pages

                         PART I. FINANCIAL INFORMATION



Item 1.
-------

                              FINANCIAL STATEMENTS

                       MANOR CARE, INC. AND SUBSIDIARIES
                       ---------------------------------


  The consolidated balance sheet as of February 28, 1998, the consolidated statements of income for the three and nine month periods ended February 28, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended February 28, 1998 and 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 28, 1998 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 annual report to shareholders, previously filed with the Commission. The results of operations for the three and nine month periods ended February 28, 1998 and 1997, and cash flows for the nine months ended February 28, 1998 and 1997, are not necessarily indicative of the operating results or cash flows for the full year.

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                              February 28, 1998  May 31, 1997
                                              -----------------  ------------
                                                  (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                          $    51,839    $   32,882
 Receivables (net of allowances of $45,446
  and $41,493)                                          257,156       215,191
 Inventories                                             39,912        37,724
 Current deferred income tax benefit                     41,104        41,856
 Other current assets                                    22,318         9,817
                                                    -----------    ----------
   Total current assets                                 412,329       337,470
                                                    -----------    ----------
Property and equipment, at cost
 Land                                                   101,252        97,569
 Buildings and improvements                           1,012,728       971,850
 Capitalized leases                                      12,747        12,747
 Furniture, fixtures and equipment                      256,666       242,143
 Facilities in progress                                 116,533        58,200
                                                    -----------    ----------
                                                      1,499,926     1,382,509
                                                    -----------    ----------
 Less accumulated depreciation                         (385,591)     (354,938)
                                                    -----------    ----------
   Net property and equipment                         1,114,335     1,027,571
                                                    -----------    ----------
Goodwill                                                375,216       356,460
                                                    -----------    ----------
Advances to discontinued lodging segment                      -       115,723
                                                    -----------    ----------
Other assets                                            125,126       142,480
                                                    -----------    ----------
Total assets                                        $ 2,027,006    $1,979,704
                                                    ===========    ==========

                       MANOR CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            February 28, 1998   May 31, 1997
                                                           ------------------  -------------
                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                              $    7,925     $   14,845
   Accounts payable                                                   78,412         82,457
   Accrued expenses                                                  132,587        130,519
   Income taxes                                                       28,054              -
                                                                  ----------     ----------
       Total current liabilities                                     246,978        227,821
                                                                  ----------     ----------
Mortgages and other long-term debt                                   406,208        306,963
                                                                  ----------     ----------
Senior and Subordinated long-term debt                               149,505        289,510
                                                                  ----------     ----------
Minority interest                                                    191,026        185,965
                                                                  ----------     ----------
Deferred income taxes ($200,161 and $202,937) and other              277,134        279,014
                                                                  ----------     ----------
Stockholders' equity:
   Common stock                                                        6,715          6,682
   Contributed capital                                               199,321        194,640
   Retained earnings                                                 601,650        538,630
   Treasury stock, at cost                                           (51,531)       (49,521)
                                                                  ----------     ----------

       Total stockholders' equity                                    756,155        690,431
                                                                  ----------     ----------
Total liabilities and stockholders' equity                        $2,027,006     $1,979,704
                                                                  ==========     ==========

                       MANOR CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (In thousands, except per-share data)

                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  FEBRUARY 28,             FEBRUARY 28,
                                                               ------------------     ------------------------
                                                                 1998       1997         1998         1997
                                                               --------   --------   -----------   -----------
Revenues                                                       $468,142   $388,747   $1,353,765   $1,076,811
                                                               --------   --------   ----------   ----------
Expenses:
 Operating expenses                                             371,423    304,781    1,094,667      846,263
 Depreciation and amortization                                   24,955     19,991       72,773       56,868
 General corporate and other                                     15,342     16,455       43,550       48,328
                                                               --------   --------   ----------    ---------
   Total expenses                                               411,720    341,227    1,210,990      951,459
                                                               --------   --------   ----------    ---------
Income from operations                                           56,422     47,520      142,775      125,352
                                                               --------   --------   ----------    ---------
Other income and (expenses):
 Interest income from advances to
  discontinued lodging segment                                     (901)     5,079        4,093       15,236
 Interest income and other                                        1,507        750        6,197        5,383
 Gain on issuance of Vitalink stock                                   -     61,878            -       61,878
 Minority interest                                               (3,618)    (1,162)       3,676         (916)
 Interest expense                                                (7,610)   (10,508)     (29,683)     (29,676)
                                                               --------   --------   ----------    ---------
   Total other income and
    (expenses), net                                             (10,622)    56,037      (15,717)      51,905
                                                               --------   --------    ---------   ----------
Income from continuing operations before
  income taxes                                                   45,800    103,557      127,058      177,257
Income taxes                                                     17,771     42,165       53,463       71,565
                                                               --------   --------   ----------   ----------
Income from continuing operations                                28,029     61,392       73,595      105,692
Discontinued operations:
 Income from discontinued lodging
  operations (net of income taxes of $0,
  $ 0, $0, $8,734)                                                    -          -            -       11,829
Extraordinary item, net of taxes                                      -          -       (3,216)           -
Cumulative change in accounting principle, net of taxes               -          -       (3,173)           -
                                                               --------   --------   ----------   ----------
Net income                                                     $ 28,029   $ 61,392   $   67,206   $  117,521
                                                               ========   ========   ==========   ==========
Average shares outstanding                                       63,834     63,332       63,776       63,137
                                                               --------   --------   ----------   ----------

Basic earnings per share:
 Earnings from continuing operations                           $   0.44   $   0.38   $     1.15   $     1.08
 Gain on issuance of Vitalink stock                                   -       0.59            -         0.59
 Earnings from discontinued lodging
  operations                                                          -          -            -         0.19
 Extraordinary item                                                   -          -        (0.05)           -
 Cumulative change in accounting
  principle                                                           -          -        (0.05)           -
                                                               --------   --------   ----------   ----------
Total basic earnings per share                                 $   0.44   $   0.97   $     1.05   $     1.86
                                                               ========   ========   ==========   ==========

Average shares outstanding-assuming dilution                     64,859     64,147       64,627       64,155
                                                               --------   --------   ----------   ----------

Diluted earnings per share:
 Earnings from continuing operations                           $   0.43   $   0.38   $     1.14   $     1.07
 Gain on issuance of Vitalink stock                                   -       0.58            -         0.58
 Earnings from discontinued lodging
  operations                                                          -          -            -         0.18
                                                                      -          -        (0.05)           -
 Extraordinary item
 Cumulative change in accounting                                      -          -        (0.05)           -
  principle                                                    --------   --------   ----------   ----------

Total diluted earnings per share                               $   0.43   $   0.96   $     1.04   $     1.83
                                                               ========   ========   ==========   ==========
Dividends per share of common stock                            $  0.022   $  0.022   $    0.066   $    0.066
                                                               ========   ========   ==========   ==========

                       MANOR CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In thousands)

                                                                                               NINE MONTHS ENDED
                                                                                                 FEBRUARY 28,
                                                                                             -----------------------
                                                                                                1998           1997
                                                                                              --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $  67,206       $ 117,521
Reconciliation of net income to net cash provided by operating activities:
   Income from discontinued lodging operations                                                       -         (11,829)
   Gain on issuance of Vitalink stock                                                                -         (61,878)
   Depreciation and amortization                                                                72,773          56,868
   Cumulative change in accounting principle                                                     5,288               -
   Amortization of debt discount                                                                   195             446
   Write-off of In Home Health Medicare receivables                                             15,451               -
   Provision for bad debts                                                                      28,167          13,215
   Increase in deferred taxes                                                                     (970)         32,832
   Gain on sale of properties                                                                   (2,057)         (6,891)
   Minority interest                                                                            (3,676)            916
Changes in assets and liabilities:
   Change in receivables                                                                       (63,414)        (48,193)
   Change in inventories and other current assets                                              (14,090)        (10,135)
   Change in current liabilities                                                                (7,912)         (2,427)
   Change in income taxes payable                                                               27,211          15,963
   Change in other liabilities                                                                    (470)         (8,215)
                                                                                             ---------       ---------
       NET CASH PROVIDED BY CONTINUING OPERATIONS                                              123,702          88,193
                                                                                             ---------       ---------
       NET CASH PROVIDED BY DISCONTINUED LODGING SEGMENT                                             -          40,599
                                                                                             ---------       ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                               123,702         128,792
                                                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property and equipment                                                       (150,713)       (115,499)
   Investment in systems development                                                           (29,340)         (7,259)
   Acquisition of  pharmacy business                                                                 -         (97,400)
   Acquisition of skilled nursing facilities                                                         -         (17,793)
   Sale of skilled nursing facilities                                                                -          17,283
   Acquisition of operating pharmacies                                                          (5,550)         (7,147)
   GranCare Settlement                                                                          19,000               -
   Payments received from discontinued lodging segment                                         115,723               -
   HomeCare Acquisition                                                                            (82)              -
   Other items, net                                                                             (7,669)        (18,625)
                                                                                             ---------       ---------
      NET CASH UTILIZED BY INVESTING ACTIVITIES
       OF CONTINUING OPERATIONS                                                                (58,631)       (246,440)
                                                                                             ---------       ---------
    NET CASH UTILIZED BY INVESTING ACTIVITIES OF
         DISCONTINUED LODGING SEGMENT                                                                -         (29,424)
                                                                                             ---------       ---------
     NET CASH UTILIZED BY INVESTING ACTIVITIES                                                 (58,631)       (275,864)
                                                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term debt                                                                152,000         246,800
   Principal payments of debt                                                                  (53,700)       (100,606)
   Proceeds from exercise of stock options                                                       7,897           6,867
   Treasury stock acquired                                                                      (2,010)              -
   Retirement of debentures                                                                   (146,100)         (9,900)
   Dividends paid                                                                               (4,201)         (4,433)
                                                                                             ---------       ---------
      NET CASH (UTILIZED) PROVIDED BY FINANCING ACTIVITIES
       OF CONTINUING OPERATIONS                                                                (46,114)        138,728
                                                                                             ---------       ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES OF
       DISCONTINUED LODGING SEGMENT                                                                  -             654
                                                                                             ---------       ---------
      NET CASH UTILIZED PROVIDED BY FINANCING ACTIVITIES                                       (46,114)        139,382
                                                                                             ---------       ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                                             18,957          (7,690)
                                                                                             ---------       ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                32,882          62,533
                                                                                             ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  51,839       $  54,843
                                                                                             =========       =========

Item 2.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

   On September 15, 1997, the Company announced its intention to proceed with a separation of its skilled nursing facility management, assisted living, pharmacy and home health businesses (collectively, the "Health Services Business") from its skilled nursing facility, real estate and healthcare facility development business via a spin-off of the Health Services Business (the "Distribution"). The spin-off of the Health Services Business would be effected by a distribution to the Company's shareholders of all the common stock of New ManorCare Health Services, Inc., a wholly owned subsidiary of the Company, which as of the date of the spin-off, would own and operate all of the Company's assisted living operations as well as manage and lease the skilled nursing assets owned by the Company. Following the Distribution, New ManorCare Health Services, Inc. will change its name to ManorCare Health Services, Inc. and the Company will change its name to Manor Care Realty, Inc. The Board of Directors voted to approve in principle the transaction subject to receipt of other approvals and consents and satisfactory implementation of the arrangements for the Distribution. The Distribution is conditional upon certain matters, including receipt of a satisfactory solvency opinion, and the declaration of the special dividend by the Company's Board of Directors.

   Due to the fact that the majority of the current Manor Care operations would be transferred to ManorCare Health Services in connection with the Distribution, the Distribution would be reported for accounting purposes as a "reverse spin-off." Accordingly, Manor Care, Inc. will continue to present consolidated results (with no discontinued operations treatment) up to the date of the Distribution. After the Distribution, ManorCare Health Services will present Manor Care, Inc.'s historical consolidated results for periods prior to the Distribution and Manor Care Realty will present the historical results of Community Hospital of Mesquite Hospital, Inc., Manor Care Realty's accounting predecessor, for periods prior to the Distribution.

   The following discussion is based on the operations of the Company before the Distribution and related transactions. The operations of the skilled nursing facilities should continue to have a material impact on ManorCare Health Services after the Distribution because of certain skilled nursing lease agreements which will be in place between ManorCare Health Services and Manor Care Realty. The information contained herein does not indicate the results of operations or financial condition of ManorCare Health Services that would have been reported for the periods indicated had the Distribution occurred on the first day of the periods discussed.

   Following the Distribution, ManorCare Health Services' principal sources of revenue are expected to be the management and operation of the skilled nursing facilities, assisted living revenues, pharmacy revenues and home health revenues. ManorCare Health Services' principal operating expenses are expected to consist of operating and payroll expenses related to skilled nursing and assisted living facilities, lease payments to Manor Care Realty and all of the costs of pharmacy and home health operations. The following review of operating results includes the historical results of the skilled nursing facilities, assisted living, pharmacy and home health segments' operations.

   Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed by management of the Company to be reasonable, are inherently subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations (cont.)
---------------------

materially from those anticipated, estimated, projected or expected. Therefore, investors should not place undue reliance upon such estimates and forward-looking statements.

   Risk factors that could cause the Company's actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by such forward-looking statements include, without limitation: (i) the Company's success in implementing its business strategy, including its success in completing the spin-off of its Health Services Business, and, thereafter, Manor Care Realty's and ManorCare Health Services' success in implementing their respective business strategies, (ii) the Company's success in arranging financing where required, (iii) the nature and extent of future competition, (iv) the extent of future health care reform and regulation, including cost containment measures, (v) the loss or retirement of key members of management or significant changes in the Company's shareholder base, (vi) increases in the Company's cost of borrowing, (vii) costs associated with the planned transition of ManorCare Health Services and Manor Care Realty to separate public companies, (viii) changes in the mix of payment sources for patient services, including any decrease in the amount and percentage of revenues derived from private payors, (ix) the ability of the Company to continue to deliver high quality care and to attract private pay residents, and
(x) changes in general economic conditions (including the labor market) and/or in the markets in which the Company may from time to time compete. Many of such risk factors are beyond the control of the Company and its management.

   Other risk factors that could cause the actual results, performance or achievements of the Company, Manor Care Realty and ManorCare Health Services to be different from any future results, performance or achievements expressed or implied by any forward-looking statements are set forth in the Company's and ManorCare Health Services' Registration Statement on Form S-1 and Form S-3 (Registration No. 333-37599) and are also detailed from time to time in the Company's, Manor Care Realty's and ManorCare Health Services' public statements and/or filings with the Securities and Exchange Commission.

Nine Months Ended February 28, 1998 compared to Nine Months Ended February 28, 1997

   Revenues increased $79.4 million (20.4%) and $277.0 million (25.7%) to $468.1 million and $1,353.8 million for the three and nine months ended February 28, 1998 as compared to the same periods in the prior year. The increase in revenues is principally attributable to increases in rates and capacity. The growth in bed capacity is attributable to the expansion of three skilled nursing facilities (34 beds), and the opening of two newly constructed Arden Court facilities (112 beds). The increase in rates includes the incremental impact of settlements with government agencies related to prior period cost reports of $3.6 million and $6.8 million for the three and nine months ended February 28, 1998 as compared to the same periods in the prior year.

   SKILLED NURSING FACILITIES.   Skilled nursing revenues increased $58.1
million (7.7%) to $809.0 million for the nine months ended February 28, 1998 as compared to the same period in the prior year. The increase in revenues is principally attributable to increases in rates (4.0%) and capacity. The growth in bed capacity (34 beds) is attributable to the expansion of three skilled nursing facilities. The increase in rates includes the incremental impact of settlements with government agencies related to prior period cost reports as discussed above.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations (cont.)
---------------------

   Operating expenses increased $50.7 million (9.0%) to $612.4 million for the nine months ended February 28, 1998 as compared to the same period in the prior year. The increase in operating expenses is attributable to additional capacity and increased staffing necessitated by higher patient acuity and more complex product and service offerings. As a result, the operating profit associated with the operation of the skilled nursing facilities for the nine months ended February 28, 1998 increased to $196.6 million from $189.2 million in the previous period.

   PHARMACY. Pharmacy revenues for the nine month period ended February 28, 1998, increased over the comparable period of fiscal year 1997 by $218.7 million or 143.4%, primarily due to the inclusion of TeamCare revenues of $49.4 million and $184.0 million for the two and eight month periods ended January 31, 1998 that were not included in prior period results. TeamCare was acquired in February, 1997.

   Pharmacy operating expenses increased $228.2 million or 243.4% for the nine month period ended February 28, 1998 over the comparable period last year. Included in operating expenses for the nine months ended February 28, 1998 is an unusual item representing a non-recurring charge of $3.1 million relating to costs associated with the August 1997 resignation of Vitalink's Chief Executive Officer and the consolidation of all corporate functions in Naperville, Illinois. Excluding the unusual item, operating expenses increased $225.1 million to $318.9 million or 85.9% of net revenues as compared to $93.8 million or 61.5% of net revenues in the same prior year period. The increase is primarily attributable to the inclusion of TeamCare results effective February 1,1997. The increase in operating costs as a percentage of net revenues is mainly attributable to TeamCare's higher payroll costs as a percentage of revenues, TeamCare's higher selling, general and administration costs and the amortization of goodwill and pharmacy contracts arising from the TeamCare merger ($5.4 million). Operating margin decreases also resulted from a variety of pricing related factors, including certain third party reimbursement reductions and changes in customer base.

   ASSISTED LIVING BUSINESS. Assisted living revenues increased by $14.2 million or 26.4% for the nine month period ended February 28, 1998 from $53.8 million for the same period last year due primarily to capacity ($4.7 million), rate ($5.9 million) and occupancy ($3.7 million) increases. The increases in capacity are partially attributable to the openings of two 56-unit Arden Courts facilities in Georgia and Maryland.

   Operating expenses increased by $9.3 million or 23.1% for the nine month period ended February 28, 1998 compared to the nine-month period ended February 28, 1997, as a result of increases in capacity and inflation.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations (cont.)
---------------------

   HOME HEALTH. Home health revenues decreased $19.0 million for the nine months ended February 28, 1998 over the same prior year period, primarily due to adjustments to Medicare receivables in connection with Medicare reimbursement decisions related to the allowability of community liaison costs and required documentation to support allowable costs. Revenues recorded under the Medicare program are subject to adjustment upon audit by government intermediaries. As a result of this decision, In Home Health increased recorded reserves for other unresolved cost disputes by approximately $15.5 million.

   Operating expenses decreased $4.4 million or 4.7% for the nine month period ended February 28, 1998 as compared to the same prior year period. The decrease was a result of a plan to restructure In Home Health's field operations and reduce its cost structure.

   OTHER RESULTS OF OPERATIONS. Depreciation and amortization increased $15.9 million for the nine month period ended February 28, 1998 over the same prior year period due to increases in property and equipment resulting from additions and renovations to existing facilities as well as new construction during the past twelve months.

   General corporate and other expense for the nine month period ended
February 28, 1998 decreased by $4.8 million when compared to the same period last year. This decrease was partially due to a reduction in employees related to the discontinued lodging operations and reengineering efforts in both organizational and financial systems. Additionally, a gain of $2.1 million from the sale of a corporate office building is included in general corporate and other expense for the nine month period ended February 28, 1998. General corporate and other expense represented 3.2% of revenue as compared to 4.5% for the same period last year. General corporate and other expense includes risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

   Interest income from advances to discontinued lodging operations decreased by $11.1 million for the nine months ended February 28, 1998 compared to the same period last year. This reduction was attributable to the prepayment of $110.0 million of indebtedness in the fourth quarter of fiscal year 1997 and the prepayment of the remaining $115.7 million in the second quarter of fiscal year 1998.

          Interest expense decreased $2.9 million for the three month period ended February 28, 1998 over the same prior year period. The decrease in interest expense for the three months ended February 28, 1998 as compared to the prior year period resulted primarily from a decrease in the average outstanding balance of the $250 million competitive advance and multi-currency revolving credit facility (the "Existing Credit Facility") as well as the redemption of all outstanding 9 1/2% Senior Subordinated Notes in November, 1997, offset by an increase in borrowings under Vitalink's $200 million revolving credit facility used to consummate the TeamCare merger. Interest capitalized in conjunction with construction programs amounted to $4.4 million for the nine months ended February 28, 1998 and $3.6 million for the nine months ended February 28, 1997.

     Income from continuing operations before income taxes for the nine month period ended February 28, 1998, was $127.1 million. This compares to income from continuing operations before income taxes in the same period last year of

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations (cont.)
---------------------

$177.3 million. Income from continuing operations excluding the gain on issuance of Vitalink stock and before income taxes for the nine months ended February 28, 1997 was $115.4 million.

          On November 1, 1996, Manor Care completed the spin-off of its lodging segment by contributing its net investment in discontinued lodging operations totaling $165.7 million to Choice Hotels International, Inc. Manor Care shareholders of record on October 10, 1996, received one share of Choice Hotels International, Inc. common stock for each outstanding share of Manor Care common stock. Accordingly, lodging results are reported as discontinued operations for all periods presented. Because the spin-off was completed two months into the second quarter, results for the nine month period ended February 28, 1998 include only five months of income and earnings per share from the discontinued lodging segment.

          On November 20, 1997, a consensus was reached by the Emerging Issues Task Force regarding reengineering costs (Issue 97-13) providing that all reengineering costs be expensed as incurred. As a result, in the nine months ended February 28, 1998 , Manor Care expensed $3.2 million of reengineering costs (net of taxes) as the effect of a cumulative change in accounting principle.

          The basic and diluted earnings per share amounts have been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") 128 for both the current and prior year. The difference between the denominator used in the basic earnings per share calculation and the diluted earnings per share calculation is entirely due to dilutive stock options. As this is the first period that the Company has followed SFAS 128, the earnings per share for the three and nine months ended February 28, 1997 have been restated.

Long-Term Debt
--------------

          Long-term debt was $555.7 million at February 28, 1998 compared to
$596.5 million at May 31, 1997.   The current portion of long-term debt amounted
to $7.9 million at February 28, 1998.

   On November 17, 1997, the Company redeemed all outstanding 9 1/2% Senior Subordinated Notes due 2002 at a redemption price of 103.56% with the proceeds of borrowings under the Credit Facility. The Company recorded an extraordinary item of $3.2 million after taxes representing the premium paid on redemption.

   In October 1997, the Company received a $115.7 million prepayment on its three year, 9% note with Choice Hotels International, Inc., the proceeds of which were used to pay down borrowings under the Existing Credit Facility. At February 28, 1998, bank lines totaled $275.0 million, of which $24.5 million remained unused.

   In June 1996, the Company issued $150.0 million of 7.5% Senior Notes due 2006 (the "Old Senior Notes"). These notes are redeemable at the option of the Company at any time at a price equal to the greater of (a) the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest, discounted at the applicable treasury rate plus 15 basis points, plus accrued interest to the date of redemption. The proceeds of this offering were used to repay borrowings under the Company's Existing Credit Facility. In July 1996, the Company repurchased 9.5% Senior Notes with a face amount of $9.9 million for $10.5 million.

                       MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations (cont.)
---------------------

Acquisitions, Openings, Divestitures and Sales of Property
----------------------------------------------------------

   During the first nine months of fiscal year 1998, the Company opened one newly constructed skilled nursing facility located in California and four assisted living facilities located in Connecticut, Virginia, Georgia and Maryland. The Company also sold a corporate office building located in Maryland. During the first nine months of fiscal 1997, the Company transferred an assisted living facility to the discontinued lodging operations with an approximate net book value of $4.9 million. In addition, the Company acquired a nursing center in California for $4.4 million and a nursing center in Michigan for $13.4 million. In addition, the Company sold four nursing centers in Indiana, Iowa, Illinois and Texas for $17.3 million. The Company also opened four newly constructed skilled nursing facilities and five assisted living facilities.

Liquidity and Capital Resources
-------------------------------

   The Company has available cash balances of $51.8 million as of February 28, 1998. In connection with the Distribution, Manor Care Realty, through its wholly-owned subsidiary, Manor Care Real Estate, anticipates offering $350.0 million Senior Notes due 2008. Concurrent with the sale of the Notes, the Company anticipates entering into new credit facilities (the "New Credit Facilities") to be provided by a group of banks consisting of a $300.0 million revolving credit facility and a $150.0 million term loan facility. The gross proceeds from the issuance of the Notes, together with borrowings under the New Credit Facilities, are anticipated to be used to effect the Distribution, including financing the cash portion of the capital contribution to New ManorCare Health Services, refinancing certain debt of Manor Care and paying related fees and expenses. Additionally, Manor Care plans to offer to exchange each $1,000 principal amount of its 7 1/2 % Senior Notes due 2006 (the "New MCHS Senior Notes") for each $1,000 principal amount of the Old Senior Notes properly tendered (the "Exchange Offer"). In addition, consents to certain amendments of the covenants governing the Old Senior Notes will be sought in connection with the Exchange Offer. Consummation of the Exchange Offer is conditional upon, among other things, acceptance of the Exchange Offer by holders of at least a majority in principal amount of the Old Senior Notes (the "Minimum Tender Condition") and consummation of the Distribution. As a result of the Exchange Offer, ManorCare Health Services, not Manor Care Realty, will be the obligor on the New MCHS Senior Notes; and Manor Care Realty, not ManorCare Health Services, will remain the obligor on the Old Senior Notes.

   In connection with the Distribution, it is anticipated that ManorCare Health Services will receive cash of approximately $250 million and the Real Estate
Note in an aggregate principal amount of up to $250.0 million.   ManorCare
Health Services has agreed not to transfer the Real Estate Note on or prior to the six month anniversary of the date of issuance thereof. In addition, on or after the third anniversary of the issuance of the Real Estate Note, Manor Care Real Estate may not have adequate funds to effect such redemption and in such case may seek to obtain funds through additional debt or equity financing.
There can be no assurance that Manor Care Real Estate would be able to obtain such financing. In addition, the terms of Manor Care Real Estate's outstanding indebtedness may prohibit such redemption. In the event that ManorCare Health Services requests that Manor Care Real Estate redeem the Real Estate Note and Manor Care Real Estate does not redeem the Real Estate Note, the interest rate on the Real Estate Note will increase by 200 basis points; provided that such interest rate will not be so increased unless, as of the time such request for redemption is made, the aggregate amount of rent paid by ManorCare Health Services under the skilled nursing facility lease agreements with respect to all

                        MANOR CARE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations (cont.)
----------------------

properties subject to such lease agreements shall be equal to or exceed the aggregate Priority Sum for all such properties on a cumulative basis from the Effective Date through the third anniversary thereof, (such aggregate amount of rent being herein referred to as the "Threshold Rent"). Solely for purposes of calculating the Threshold Rent, (i) the aggregate Priority Sum for the fiscal year ended May 31, 1999 shall be deemed to be the aggregate Priority Sum calculated pursuant to the Lease Agreements plus $5 million and (ii) the aggregate Priority Sum for the fiscal year ended May 31, 2000 and thereafter shall be deemed to be the aggregate Priority Sum calculated pursuant to the Lease Agreements plus $10 million. Manor Care Real Estate's high degree of leverage could adversely affect Manor Care Real Estate's ability to pay principal and interest on or to redeem the Real Estate Notes and may adversely effect the ability of ManorCare Health Services to sell the Real Estate Note. The failure of Manor Care Real Estate to pay principal and interest on the Real Estate Note in a timely manner or the inability of ManorCare Health Services to sell the Real Estate Note to a third party for its principal amount could have a material adverse effect on ManorCare Health Services and could require ManorCare Health Services to seek alternate sources of liquidity for its operations. There can be no assurances that such alternate sources of liquidity will be available.

   ManorCare Health Services believes that cash flows from operations, together with the proceeds from the Capital Contribution and available borrowings under the Existing Credit Facility, will provide it with sufficient resources to meet its working capital needs, to finance projected capital expenditures and to meet its liquidity requirements through fiscal year 2001.

   ManorCare Health Services' five year strategic plan includes the acquisition of 170 Arden Courts and 38 Springhouse facilities from Manor Care Real Estate pursuant to the Development Agreement. The aggregate capital required to complete these acquisitions over the 5 year period is estimated at $1.5 billion. Principal capital sources planned to fund the acquisitions include $500 million of cash and notes received in connection with the Distribution and cash provided from operations. ManorCare Health Services' plans call for the acquisition of 9 Arden Courts and 4 Springhouse facilities during fiscal year 1999. Total expenditures for these acquisitions are projected to be approximately $90 million in fiscal year 1999. Additionally, ManorCare Health Services expects to incur minor expenditures for routine renovation and maintenance of existing properties.

                       MANOR CARE, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.
-------

(a)  Exhibits

     27.1 - Financial Data Schedule as of and for the 9 months ended February 28, 1998

     27.2 - Financial Data Schedule as of and for the 9 months ended February 28, 1997 (Revised)

     27.3 - Financial Data Schedule as of and for the year ended May 31, 1997 (Revised)

     27.4 - Financial Data Schedule as of and for the year ended May 31, 1996 (Revised)

     27.5 - Financial Data Schedule as of and for the year ended May 31, 1995 (Revised)


(b)  On March 11, 1998, the Company filed a report on Form 8-K (reporting under
     Item 5 thereof) with respect to the distribution of one Right for each outstanding share of common stock of the Company to holders of record on April 3, 1998. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, a copy of which was filed as an exhibit to such report on Form 8-K.

                       MANOR CARE, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             MANOR CARE, INC.          (Registrant)
             ---------------

                                       /s/ Leigh C. Comas
Date: April 13, 1998                   -----------------------------------
      --------------                   By:  Leigh C. Comas
                                       Vice President Finance and Treasurer



                                       /s/ James H. Rempe
Date: April 13, 1998                   --------------------------------------
      --------------                   By:  James H. Rempe
                                       Senior Vice President,
                                        General Counsel and Secretary


                                       /s/ Margarita Schoendorfer
Date: April 13, 1998                   ---------------------------------------
      --------------                   By:  Margarita Schoendorfer
                                       Vice President and Controller