Form 10-K/A
period 1997-05-31
MANOR CARE INC/NEW
filed 1998-08-04
CIK 354604

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended        May 31, 1997
                                 ----------------------------

                                      OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to _______________

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

         The number of shares of Manor Care's Common Stock outstanding at May 31, 1997 was 63,621,828.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART I   1997 Annual Report to Stockholders
PART II  1997 Annual Report to Stockholders (Item 5 only)
PART III Proxy Statement dated August 15, 1997

                                 INTRODUCTION

   This Form 10-K/A (Amendment No. 1) amends Manor Care, Inc.'s report on Form 10-K for the fiscal year ended May 31, 1997. The financial statements set forth under Item 8 hereof have been restated to reflect the results of Vitalink Pharmacy Services, Inc. ("Vitalink") as a discontinued operation for all periods presented. On April 26, 1998, Vitalink entered into an Agreement and Plan of Merger with Genesis Health Ventures, Inc., pursuant to which Vitalink will merge with and into a wholly owned subsidiary of Genesis. See Item 7 and the footnote in Item 8 entitled "Subsequent Events" for more information.

                                    PART I

Item 1. Business

  The information in the paragraph captioned "Industry Segments" in Manor Care's original Form 10-K for the fiscal year ended May 31, 1997 is hereby deleted and restated in its entirety by the industry segment information in the footnotes to the financial statements set forth under Item 8 hereof. The remainder of Item 1 is not amended by this Form 10-K/A.

                                   PART II

ITEM 6.   Selected Financial Data.
------    -----------------------

                                                                             Fiscal Years Ended May 31,
                                                    ---------------------------------------------------------------------------
                                                       1997             1996            1995            1994            1993
                                                    ----------       ----------      ----------      ----------      ----------
                                                                                   (In thousands)
STATEMENT OF INCOME DATA:
Revenues                                            $1,294,574       $1,141,911      $  946,761      $  859,394      $  802,687
Expenses:
  Operating expenses                                 1,012,799          883,459         719,780         650,637         631,835
  Depreciation and amortization                         70,851           63,723          50,621          45,662          44,719
  General corporate and other                           68,563           72,322          63,197          45,666          26,968
  Provisions for asset impairment and
    restructuring                                         -              26,300            -               -               -
                                                    ----------       ----------      ----------      ----------      ----------
        Total expenses                               1,152,213        1,045,804         833,598         741,965         703,522
                                                    ----------       ----------      ----------      ----------      ----------

Income from continuing operations before
  other income and (expenses) and income
  taxes                                                142,361           96,107         113,163         117,429          99,165
                                                    ----------       ----------      ----------      ----------      ----------
Other income and (expenses):
  Interest income from advances to
    discontinued lodging segment                        21,221           19,673          15,492          10,665           7,083
  Interest expense                                     (40,599)         (31,259)        (23,534)        (27,519)        (35,798)
  Other income, net                                     11,098            6,125           7,195           1,504           3,475
                                                    ----------       ----------      ----------      ----------      ----------

Income from continuing operations before
  income taxes                                         134,081           90,646         112,316         102,079          73,925
Income taxes                                            51,186           36,694          44,338          44,214          27,894
                                                    ----------       ----------      ----------      ----------      ----------

Income from continuing operations                   $   82,895       $   53,952      $   67,978      $   57,865      $   46,031
                                                    ==========       ==========      ==========      ==========      ==========
                                                                                    As of May 31,
                                                    ---------------------------------------------------------------------------
                                                       1997             1996            1995            1994            1993
                                                    ----------       ----------      ----------      ----------      ----------
                                                                                   (In thousands)
BALANCE SHEET DATA:
Total assets                                        $1,640,978       $1,656,927      $1,276,175      $1,073,487      $1,017,673
Long-term debt                                         491,600          490,575         315,271         223,892         330,189
Shareholders' equity                                   690,431          707,769         624,873         533,815         361,642
                                                                             Fiscal Years Ended May 31,
                                                    ---------------------------------------------------------------------------
                                                       1997             1996            1995            1994            1993
                                                    ----------       ----------      ----------      ----------      ----------
                                                                                   (In thousands)
OTHER FINANCIAL DATA:
Cash provided by continuing operating
  activities                                        $   77,614       $  186,848      $  106,416      $  123,104      $   97,716
Cash used in continuing investing activities           115,324          247,404         177,015          67,304          63,854
Cash provided by (used in) continuing
  financing activities                                  (6,541)         122,698          80,093        (123,241)        (97,684)
Investment in property and equipment and
  systems development                                  178,821          132,795          89,737          71,365          43,717

ITEM 7.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF MANOR CARE'S
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION


  On June 10, 1998, Manor Care, Inc., ("Manor Care"), Health Care &
Retirement Corporation, a Delaware corporation ("HCR"), and Catera Acquisition Corp., a Delaware corporation and wholly owned subsidiary of HCR ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Manor Care (the "Merger"). The Merger Agreement provides that, with certain limited exceptions, each outstanding share of Manor Care's common stock, par value $.10 per share, shall be converted into the right to receive one share of common stock of HCR, par value $.01 per share. Upon completion of the transaction, Manor Care will become a wholly owned subsidiary of HCR and the stockholders of Manor Care will become stockholders of HCR.

  The consummation of the transactions contemplated by the Merger Agreement are subject to the approval of the stockholders of Manor Care and HCR, the receipt of certain regulatory approvals and the expiration of antitrust waiting periods. The transaction is expected to be completed during the fourth quarter of calendar year 1998. If completed, the transaction will be accounted for as a pooling of interests. Due to the impending Merger, the Company no longer plans to separate its skilled nursing, assisted living and home health businesses from its skilled nursing facility management, real estate and healthcare facility development businesses.

  A number of significant factors, which are discussed below, affected the consolidated results of operations, financial condition and liquidity of Manor Care, Inc. (the "Company") during the three fiscal years ended May 31, 1997, May 31, 1996 and May 31, 1995. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto for such fiscal years included elsewhere in this Form 10-K/A.

  The health care industry is highly regulated by Federal, state and local law. Certain of these regulations apply to the relationship between the Company, Vitalink and In Home Health, including the provisions of the Medicare related party rule and the federal and state anti-remuneration laws. The Medicare related party rule limits the amount the Medicare program will reimburse for products and services provided by a related party. Manor Care has treated Vitalink and In Home Health as related parties in compliance with this rule. The Company intends to continue to treat Vitalink Pharmacy Services, Inc. ("Vitalink") and In Home Health, Inc. ("In Home Health") as related parties. Accordingly, the Company does not expect that the Medicare related party rule will have a material effect on the conduct of its business. The anti-remuneration laws govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. The Company has treated, and will continue to treat, Vitalink and In Home Health as separate entities, capable of referring or recommending patients to, or receiving referrals or recommendations from, the Company for purposes of the anti-remuneration laws. The Company intends to continue to treat Vitalink and In Home Health as separate entities. Accordingly, the Company believes that its business arrangements with Vitalink and In Home Health are in compliance with the anti-remuneration laws.

   Certain matters discussed in this Form 10-K/A constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed by management of the Company to be reasonable, are inherently subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Therefore, investors should not place undue reliance upon such estimates and forward-looking statements.

  Risk factors that could cause the Company's actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by such forward-looking statements include, without limitation: (i) the Company's success in implementing its business strategy including its success in completing the Merger, (ii) the Company's success in arranging financing where required, (iii) the nature and extent of future competition, (iv) the extent of future health care reform and regulation, including cost containment measures, (v) significant changes in the Company's shareholder base, (vi) increases in the Company's cost of borrowing, (vii) costs associated with the planned Merger, (viii) changes in the mix of payment sources for patient services, including any decrease in the amount and percentage of revenues derived from private payors, (ix) the ability of the Company to continue to deliver high quality care and to attract private pay residents, and
(x) changes in general economic conditions (including the labor market) and/or in the markets in which the Company may from time to time compete. Many of such risk factors are beyond the control of the Company and its management.

  Other risk factors that could cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements are also detailed from time to time in the Company's public statements and/or filings with the Securities and Exchange Commission.

OVERVIEW AND OUTLOOK

  The Company owns and operates skilled nursing and assisted living facilities serving primarily the private pay elderly market. The Company's skilled nursing facilities provide high acuity, long-term care and Alzheimer's services principally to residents over the age of 65. The Company's assisted living facilities operate under the brand names "Springhouse" and "Arden Courts". Springhouse facilities serve the general assisted living population of frail elderly, while Arden Courts facilities are specifically focused on providing care to persons suffering from early to middle-stage Alzheimer's disease and related memory impairment. These assisted living facilities provide housing, personalized support and health care services in a non-institutional setting designed to address the individual needs of the elderly or Alzheimer's afflicted requiring assistance with activities of daily living, such as eating, bathing, dressing and personal hygiene, but who do not require the level of care provided by a skilled nursing facility.

  The Company also owns approximately 51% of Vitalink, 64% of the voting stock of In Home Health and an acute care hospital. Vitalink is a publicly traded institutional pharmacy company which provides medications, consulting, infusion and other ancillary services to approximately 173,000 institutional beds as well as to home infusion patients through 57 pharmacies. As a result of the anticipated merger of Vitalink with and into Genesis Health Ventures, Inc. ("Genesis"), the accompanying consolidated financial statements reflect the pharmacy operations as a discontinued operation.

  In Home Health is a publicly traded company which provides a broad range of professional and support services to clients requiring medical and personal assistance in their homes. Services provided include nursing care, infusion therapy, rehabilitation, and personal care.

  The Company has increased skilled nursing capacity by approximately 2.5% annually over the last five fiscal years. Overall occupancy has remained relatively stable during this period. Occupancy for mature facilities--those facilities owned by the Company for a full two-year period--decreased from 90.3% to 89.8%, between fiscal year 1996 and fiscal year 1997. This decline in occupancy has resulted in an annual decrease in revenues of approximately $5 million. During the five-year period from fiscal year 1993 to fiscal year 1997, the Company has increased assisted living capacity substantially, from 3 facilities with 321 beds to 31 facilities with 3,173 beds.

  Despite increasing competition for private pay customers, the Company has consistently maintained a high ratio of private pay revenues. The slight decline in the Company's private pay mix over the past four years can be attributed primarily to the inroads that assisted living providers have achieved in this market segment.

RESULTS OF OPERATIONS

  Revenues recorded under Federal and state medical assistance programs are subject to adjustment upon audit by appropriate government agencies. (See "Revenue Recognition" footnote disclosure.) For fiscal years 1997, 1996 and 1995, these revenues amounted to $596.0 million, $502.0 million and $391.1 million, respectively. In the opinion of management, any difference between revenues recorded and final determination will not be significant. The Company does not anticipate a material effect on revenues as a result of the Balanced Budget Act of 1997. However, because the regulations pertaining to this Act have neither been proposed nor implemented, this preliminary conclusion is subject to change as a result. The Company will disclose any such material effect as may be required.

Comparison of Fiscal Year Results

  SKILLED NURSING FACILITIES. Skilled nursing revenues increased from $989.0 million to $1.1 billion ($77.1 million or 7.8%) in fiscal 1997 compared to the prior year. The increase in revenues is attributable to an increase in average daily rates of approximately 6.0% ($61 million) and an increase in bed capacity of approximately 5.7%. The increase in average rates includes the incremental impact of settlements with government agencies related to prior period cost reports of approximately $4 million. The growth in bed capacity is attributable to the purchase of two nursing facilities (279 beds), openings of newly constructed facilities (398 beds) and additional bed development at existing centers (467 beds), and is net of the sale of four facilities (498 beds) in the second quarter of 1997.

  Skilled nursing revenues increased from $893.5 million to $989.0 million in fiscal year 1996 ($95.5 million or 10.7%). The increase in revenues is attributable to an increase in average daily rates of approximately 6% ($59 million) and an increase in bed capacity of approximately 3.3%. The increase in rates includes the incremental impact of settlements with government agencies related to prior period cost reports of approximately $7 million. The growth in bed capacity is attributable to the purchase of four nursing facilities (569 beds), openings of newly constructed facilities (360 beds) and additional bed development at existing centers (35 beds).

  Skilled nursing operating expenses increased from $746.1 million in 1996 to $802.4 million in 1997 ($56.2 million or 7.5%). Additional capacity accounts for $20.5 million of this increase. The remainder of the increase is caused by additional staffing necessitated by higher patient acuity and more complex product and service offerings. Gross margin as a percentage of sales increased from 24.6% in fiscal year 1996 to 24.7% in fiscal year 1997.

  Operating expenses increased from $671.0 million in 1995 to $746.1 million in 1996 ($75.1 million or 11.2%). The increase in operating expenses was attributable to additional capacity, as well as to additional staffing necessitated by higher patient acuity and more complex product and service offerings. Gross margin as a percentage of sales decreased slightly from 24.9% to 24.6% from fiscal year 1995 to 1996.

  ASSISTED LIVING. Assisted living revenues increased for fiscal year 1997 by 45.5% or $17.7 million due to increases in rates at existing facilities ($5.3 million), capacity increases ($11.1 million) and occupancy increases ($1.3 million). Assisted living revenues increased $26.5 million or 214.2% in 1996 due to capacity growth and rate increases. Manor Care acquired six assisted living facilities and opened five Arden Courts in fiscal year 1996.

  Operating expenses increased $12.4 million to $45.3 million or 80.1% of net revenues in fiscal year 1997 compared to $32.8 million or 84.4% of net revenues in fiscal year 1996 as a result of increases in capacity and inflation.

  Operating expenses increased $22.9 million to $32.8 million or 84.4% of net revenues in fiscal year 1996 compared to $9.9 million or 71.4% of net revenues in fiscal year 1995 as a result of increases in capacity and inflation. The increase in operating expenses as a percentage of revenue was due to a significant level of new assisted living development.

  HOME HEALTH. Home health revenues increased 67.7% or $50.2 million for the fiscal year 1997, reflecting a full year of home health operations. Manor Care entered into the home health business with the acquisition of In Home Health in October 1995. Home health revenues of $74.2 million for fiscal year 1996 represent revenues contributed by In Home Health from its acquisition in October 1995 through May 1996.

  Operating expenses increased $50.6 million to $124.5 million or 100.1% of net revenues in fiscal year 1997 compared to $73.9 million or 99.6% of net revenues in fiscal year 1996. The increase from 1996 to 1997 represents the impact of a full year of expenses in fiscal year 1997 versus eight months of expenses for the fiscal year 1996.

  There were no home health revenues or operating expenses in fiscal year 1995, as the Company did not enter the home health business until fiscal year 1996.

  The majority of In Home Health's revenues is derived from services provided to Medicare beneficiaries. Currently, Medicare reimburses participating Medicare certified home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits. Due to certain limitations on the nature and the amount of the costs that are reimbursable, In Home Health incurs a loss on the Medicare business. During 1997, several cost reimbursement issues that were in dispute for several years were resolved through decisions by the PRRB and the U.S. District Court. As a result of these decisions and other communications from HCFA, it became clear that some costs incurred by In Home Health would not be reimbursed by Medicare. Although In Home Health has restructured its operations and eliminated a portion of these nonreimbursable costs, In Home Health will continue to incur some costs that are not reimbursed by Medicare, as it believes they constitute a necessary function to the conduct of its business.

  The Balanced Budget Act of 1997 requires HCFA to implement a prospective payment system for home health agencies by October 1, 1999, with up to a four-year phase-in period. Prospective rates determined by HHS would reflect a 15% reduction to the cost limits and per patient limits as of September 30, 1999.
In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of such a change, if implemented, on In Home Health's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by In Home Health to provide home nursing services. Until the prospective payment system takes effect on October 1, 1999, the Budget Act establishes an interim payment system (the "IPS") that provides for lowering of reimbursement limits for home health visits. Cost limit increases for fiscal years 1995 and 1996 have been eliminated. In addition, for cost reporting periods beginning on October 1, 1997, home health agencies' cost limits will be determined at the lesser of (i) their actual costs
(ii) cost limits based on 105% of median costs of free-standing home health agencies or (iii) an agency-specific per-patient cost cap, based on 98% of 1994 costs adjusted for inflation. In Home Health is unable to determine the effect of the IPS until HCFA finalizes related regulatory guidance on the implementation of the IPS. The new cost limits will apply to In Home Health for the cost reporting period beginning October 1, 1997. A reduction in these cost limits could have a significant effect on In Home Health's results of operations; however, the effect of such reductions cannot be predicted with any level of certainty.

  OTHER RESULTS OF OPERATIONS. General corporate and other expenses represented 5.3% of revenue in fiscal year 1997 and 6.3% of revenue in fiscal year 1996. General corporate and other expenses includes all indirect operating expenses as well as risk management, information systems, treasury, accounting, legal and other administrative support for the Company and its various subsidiaries. The reduction of general corporate and other expenses is partially due to a reduction in employees related to the discontinued lodging segment and reengineering efforts in both organizational and financial systems. Additionally, general corporate and other expenses for fiscal year 1997 included a gain of $7.3 million from the sale of four nursing centers and charitable contributions expense of $5.0 million.

  Interest expense increased 29.9% and 32.8% in fiscal years 1997 and 1996, respectively. The interest expense increases are primarily due to additional borrowings in connection with newly developed facilities and acquisitions, as discussed above.

  The Company recorded provisions of $26.3 million in fiscal year 1996 related to the impairment of certain long lived assets and costs associated with the Manor Care's restructuring of its healthcare business. The most significant components of the provisions were non-cash asset impairment charges of $21.2 million relating to writedowns of property, equipment and capitalized system development costs.

  On November 1, 1996, Manor Care completed the spin-off of its lodging segment by contributing its net investment in discontinued lodging operations totaling $164.2 million to Choice Hotels International, Inc. Manor Care shareholders of record on October 10, 1996, received one share of Choice Hotels International, Inc. common stock for each outstanding share of Manor Care common stock. Accordingly, lodging results are reported as discontinued operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintains adequate capital resources, including strong operating cash flows and committed lines of credit, to support ongoing operations and to fulfill capital requirements in the foreseeable future.

  In September 1996, the Company amended its $250.0 million competitive advance and multi-currency revolving credit facility (the "Credit Facility") to provide for the spin-off of the lodging division. The Credit Facility expires in September 2001. At May 31, 1997, bank lines totaled $275.0 million, of which $176.5 million remained unused.

  On November 1, 1996, the Company separated its lodging business from its healthcare business via a tax-free spin-off of the lodging division. In conjunction with this spin-off, the Company received a three-year, $225.7 million, 9% note from its lodging segment. In April 1997, the Company received a prepayment of $110.0 million on the advances to the discontinued lodging segment. In October 1997, the Company received prepayment of the remaining $115.7 million. All proceeds were used to repay borrowings under the Credit Facility.

  In June 1996, the Company completed a public offering of unsecured Senior Notes in the amount of $150.0 million, the proceeds of which were used to repay borrowings under the Credit Facility. The notes are due in June 2006 and carry a 7 1/2% interest rate.

  The Company's working capital ratio was 1.2 at May 31, 1997 and 0.9 at May 31, 1996.

ACQUISITIONS, OPENINGS, DIVESTITURES AND SALES OF PROPERTY

During fiscal year 1997, investment in property and equipment utilized in continuing operations and systems development amounted to $178.8 million. In addition, the Company purchased two nursing centers for $17.8 million and opened four newly constructed skilled nursing facilities and six assisted living facilities. The Company also transferred an assisted living facility to the discontinued lodging segment with an approximate net book value of $4.9 million and sold four nursing centers in Indiana, Iowa, Illinois and Texas for $17.3 million. During fiscal year 1996, investment in property and equipment utilized in continuing operations and systems development amounted to $132.8 million. Additionally, during fiscal year 1996, $51.4 million was spent to acquire four additional nursing centers and six assisted living facilities with five attached skilled nursing units.

In October 1995, the Company purchased approximately 41% of In Home Health, Inc.'s common stock for $22.9 million and invested another $20.0 million for 100% of its outstanding voting convertible preferred stock and for warrants to purchase an additional 6 million shares of common stock. The In Home Health redeemable preferred stock may be redeemed in cash at the option of the Company on and after October 24, 2000. The In Home Health redeemable preferred stock ranks senior to the In Home Health common stock, has voting rights on an as-if converted basis, and is initially convertible into 10 million shares of In Home Health common stock at a conversion price of $2.00 per share. The In Home Health redeemable preferred stock bears dividends at 12% per annum and has a liquidation preference of $100.00 per share. The In Home Health redeemable preferred stock will accrete over five years from its fair value of $18,500,000 on the date of issuance to its redemption price of $20 million as of the redemption date. The In Home Health warrants purchased by the Company have an exercise price of $3.75 per share and expire in October 1998.

  The Company believes that cash flows from operations, and available borrowings under the Credit Facility, will provide it with sufficient resources to meet its working capital needs, to finance projected capital expenditures and to meet its liquidity requirements through fiscal year 2001.

SHAREHOLDERS' EQUITY

  Shareholders' equity decreased to $690.4 million at May 31, 1997 from $707.8 million at May 31, 1996. This decrease was primarily due to the $164.2 million dividend of the discontinued lodging segment and $6.1 million of cash dividends paid, offset by net income of $136.9 million and stock options exercised of $12.3 million.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled "International Accounting Standards, Earnings Per Share." ManorCare Health Services plans to adopt SFAS 128 in fiscal year 1998 and has not determined the impact of adoption to be significant.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt SFAS 130 in fiscal year 1999 and has not determined the impact of adoption to be significant.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 131 in fiscal year 1999 and has not determined the impact of adoption to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                MANOR CARE, INC.

Report of Independent Public Accountants..................................  F-2
Consolidated Balance Sheets as of May 31, 1997 and 1996 ..................  F-3
Consolidated Statements of Income for the fiscal years ended May 31, 1997,
 1996 and 1995............................................................  F-4
Consolidated Statements of Cash Flows for the fiscal years ended May 31,
 1997, 1996 and 1995 .....................................................  F-5
Consolidated Statements of Shareholders' Equity for the years ended
 May 31, 1997, 1996 and 1995 .............................................  F-6
Notes to Consolidated Financial Statements................................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF MANOR CARE, INC.:

  We have audited the accompanying consolidated balance sheets of Manor Care, Inc. (a Delaware Corporation) and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manor Care, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 16, Exhibit 99.1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Washington, D.C.
June 27, 1997 (except with respect to the matters discussed in the footnote entitled "Subsequent Events" as to which the date is June 10,
              1998)
                                       F-2

                          CONSOLIDATED BALANCE SHEETS

                                                   MAY 31, 1997 MAY 31, 1996
                                                   ------------ ------------
                                                     (IN THOUSANDS OF DOLLARS)
                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................   $   29,222   $   61,644
  Receivables (net of allowances for doubtful
   accounts of $36,621 and $22,148)..............      135,446       87,174
  Inventories....................................       12,531       11,308
  Income taxes...................................       32,266       39,282
  Other..........................................        7,988        5,777
                                                    ----------   ----------
    Total current assets.........................      217,453      205,185
                                                    ----------   ----------
Property and equipment, at cost, net of
 accumulated depreciation........................    1,004,663      910,016
                                                    ----------   ----------
Goodwill.........................................       29,576       23,452
                                                    ----------   ----------
Advances to discontinued lodging segment.........      115,723      225,723
                                                    ----------   ----------
Net investment in discontinued pharmacy segment..      178,079       71,010
                                                    ----------   ----------
Net investment in discontinued lodging segment...          --       159,537
                                                    ----------   ----------
Other assets.....................................       95,484       62,004
                                                    ----------   ----------
    Total assets.................................   $1,640,978   $1,656,927
                                                    ==========   ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt..............   $   12,680   $   23,984
  Accounts payable...............................       59,590       81,886
  Accrued expenses...............................      109,540      111,023
  Income taxes payable...........................          --         7,889
                                                    ----------   ----------
    Total current liabilities....................      181,810      224,782
                                                    ----------   ----------
Mortgages and other long-term debt...............      491,600      490,575
                                                    ----------   ----------
Deferred income taxes ($187,585 and $149,494) and
 other...........................................      261,624      215,678
                                                    ----------   ----------
Minority interest................................       15,513       18,123
                                                    ----------   ----------
SHAREHOLDERS' EQUITY
  Common stock $.10 par, 160.0 million shares
   authorized; 66.8 million and 65.8 million
   shares issued ................................        6,682        6,581
  Contributed capital............................      194,640      174,364
  Retained earnings..............................      538,630      571,925
  Cumulative translation adjustment..............          --        (1,362)
  Treasury stock, 3.2 million and 3.0 million
   shares, at cost...............................      (49,521)     (43,739)
                                                    ----------   ----------
    Total shareholders' equity...................      690,431      707,769
                                                    ----------   ----------
                                                    $1,640,978   $1,656,927
                                                    ==========   ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                YEARS ENDED MAY 31
                                          ------------------------------------
                                             1997          1996         1995
                                          ----------    ----------    --------
                                            (IN THOUSANDS OF DOLLARS
                                          EXCEPT PER SHARE INFORMATION)
Revenues................................  $1,294,574    $1,141,911    $946,761
                                          ----------    ----------    --------
Expenses:
  Operating expenses....................   1,012,799       883,459     719,780
  Depreciation and amortization.........      70,851        63,723      50,621
  General corporate and other...........      68,563        72,322      63,197
  Provisions for asset impairment and
   restructuring........................         --         26,300         --
                                          ----------    ----------    --------
  Total expenses........................   1,152,213     1,045,804     833,598
                                          ----------    ----------    --------
Income from continuing operations before
 other income and (expenses) and income
 taxes..................................     142,361        96,107     113,163
                                          ----------    ----------    --------
Other income and (expenses):
  Interest income from advances to
   discontinued lodging segment.........      21,221        19,673      15,492
  Interest income and other.............       8,499         5,385       7,277
  Minority interest expense.............       2,599           740         (82)
  Interest expense......................     (40,599)      (31,259)    (23,534)
                                          ----------    ----------    --------
  Total other income and (expenses),
   net..................................      (8,280)       (5,461)       (847)
                                          ----------    ----------    --------
Income from continuing operations before
 income taxes...........................     134,081        90,646     112,316
Income taxes............................      51,186        36,694      44,338
                                          ----------    ----------    --------
Income from continuing operations.......      82,895        53,952      67,978
Discontinued operations
  Income from discontinued pharmacy
   operations (net of income taxes of
   $33,514, $9,306 and $7,818,
   respectively)........................      42,218        11,519       9,697
  Income from discontinued lodging
   operations (net of income taxes of
   $8,734, $14,966 and $13,144,
   respectively)........................      11,829        20,436      16,811
                                          ----------    ----------    --------
Net income..............................  $  136,942    $   85,907    $ 94,486
                                          ==========    ==========    ========
Weighted average shares of common stock
 outstanding............................      63,257        62,628      62,480
                                          ----------    ----------    --------
Net income per share of common stock:
  Net income from continuing
   operations...........................  $     1.31    $     0.86     $  1.09
  Income from discontinued pharmacy
   operations (net of taxes)............        0.67          0.18        0.15
  Income from discontinued lodging
   operations (net of taxes)............        0.19          0.33        0.27
                                          ----------    ----------    --------
Net income per share of common stock....  $     2.16(a) $     1.37    $   1.51
                                          ==========    ==========    ========

--------
(a) Does not add due to rounding.

 The accompanying notes are an integral part of these consolidated statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEARS ENDED MAY 31,
                                        -------------------------------
                                          1997       1996       1995
                                        ---------  ---------  ---------
                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...........................  $ 136,942  $  85,907  $  94,486
 Reconciliation of net income to net
  cash provided by operating activi-
  ties:
 Income from discontinued pharmacy op-
  erations............................    (42,218)   (11,519)    (9,697)
 Income from discontinued lodging op-
  erations............................    (11,829)   (20,436)   (16,811)
 Depreciation and amortization........     70,851     63,723     50,621
 Provisions for asset impairment and
  restructuring.......................        --      26,300        --
 Amortization of debt discount........        513        455        499
 Provisions for bad debts.............     15,930     13,778     10,815
 Increase (decrease) in deferred tax-
  es..................................     26,354     (4,949)     1,757
 Gain on sale of healthcare facili-
  ties................................     (7,322)       --          50
 Minority interest....................     (2,599)      (740)        82
 Changes in assets and liabilities
  (excluding sold facilities and
  acquisitions):
  Change in receivables...............    (64,864)   (30,890)   (18,397)
  Change in inventories and other
   current assets.....................     (3,783)        44     (7,991)
  Change in current liabilities.......    (21,829)    46,807     15,597
  Change in income taxes payable......     (5,444)    13,062    (12,597)
  Change in other liabilities.........    (13,088)     5,306     (1,998)
                                        ---------  ---------  ---------
Net cash provided by continuing opera-
 tions................................     77,614    186,848    106,416
                                        ---------  ---------  ---------
Net cash (utilized) provided by dis-
 continued pharmacy operations........       (234)    11,768     14,754
                                        ---------  ---------  ---------
Net cash provided by discontinued
 lodging operations...................     40,599     52,682     48,604
                                        ---------  ---------  ---------
Net cash provided by operating activi-
 ties.................................    117,979    251,298    169,774
                                        ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property and equip-
  ment................................   (163,068)  (118,359)   (81,337)
 Investment in systems development....    (15,753)   (14,436)    (8,400)
 Acquisition of assisted living facil-
  ities...............................        --     (19,050)       --
 Purchase of home health business.....        --     (22,950)       --
 Acquisition of healthcare facili-
  ties................................    (17,793)   (32,369)   (56,745)
 Acquisition of Vitalink stock........    (30,000)       --         --
 Sale of healthcare business..........        --         --      13,334
 Sale of healthcare facilities........     17,283        --         --
 Advances to discontinued pharmacy
  segment.............................    (15,857)        22      8,721
 Advances to discontinued lodging seg-
  ment................................    113,267    (27,201)   (51,461)
 Other items, net.....................     (3,403)   (13,061)    (1,127)
                                        ---------  ---------  ---------
Net cash utilized by investing
 activities of continuing operations..   (115,324)  (247,404)  (177,015)
                                        ---------  ---------  ---------
Net cash utilized by investing
 activities of discontinued pharmacy
 operations...........................    (93,911)   (11,714)   (14,698)
                                        ---------  ---------  ---------
Net cash utilized by investing ac-
 tivities of discontinued lodging op-
 erations.............................    (29,424)  (169,641)   (92,422)
                                        ---------  ---------  ---------
Net cash utilized by investing ac-
 tivities.............................   (238,659)  (428,759)  (284,135)
                                        ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt.........    179,981    149,000    207,254
 Principal payments of long-term
  debt................................   (176,986)   (22,976)  (122,440)
 Proceeds from exercise of stock op-
  tions...............................     12,254      3,307        841
 Treasury stock acquired..............     (5,782)    (1,131)       (73)
 Retirement of debentures.............     (9,900)       --         --
 Dividends paid.......................     (6,108)    (5,502)    (5,489)
                                        ---------  ---------  ---------
Net cash (utilized) provided by fi-
 nancing activities of continuing op-
 erations.............................     (6,541)   122,698     80,093
                                        ---------  ---------  ---------
Net cash provided (utilized) by fi-
 nancing activities of discontinued
 pharmacy operations..................     94,145        (54)       (56)
                                        ---------  ---------  ---------
Net cash provided by financing
 activities of discontinued lodging
 operations...........................        654     43,687     50,008
                                        ---------  ---------  ---------
Net cash provided by financing
 activities...........................     88,258    166,331    130,045
                                        ---------  ---------  ---------
Net change in cash and cash equiva-
 lents................................    (32,422)   (11,130)    15,684
Cash and cash equivalents, at begin-
 ning of year.........................     61,644     72,774     57,090
                                        ---------  ---------  ---------
Cash and cash equivalents, at end of
 year.................................  $  29,222  $  61,644  $  72,774
                                        =========  =========  =========
NON-CASH ACTIVITIES:
 Liabilities assumed in connection
  with acquisition of properties......  $     --   $  68,250  $     --
                                        =========  =========  =========

 The accompanying notes are an integral part of these consolidated statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             COMMON STOCK
                           ----------------- CONTRIBUTED RETAINED   TRANSLATION
                             SHARES   AMOUNT   CAPITAL   EARNINGS   ADJUSTMENT
                           ---------- ------ ----------- ---------  -----------
                             (IN THOUSANDS OF DOLLARS, EXCEPT COMMON SHARES)
Balance, May 31, 1994..... 65,436,734 $6,545  $167,316   $ 402,520    $   (31)
  Net income..............        --     --        --       94,486        --
  Exercise of stock op-
   tions..................     77,000      8       833         --         --
  Cash dividends..........        --     --        --       (5,489)       --
  Other...................        --     --        550           3        740
                           ---------- ------  --------   ---------    -------
Balance, May 31, 1995..... 65,513,734  6,553   168,699     491,520        709
  Net income..............        --     --        --       85,907        --
  Exercise of stock op-
   tions..................    269,156     28     3,279         --         --
  Cash dividends..........        --     --        --       (5,502)       --
  Other...................        --     --      2,386         --      (2,071)
                           ---------- ------  --------   ---------    -------
Balance, May 31, 1996..... 65,782,890  6,581   174,364     571,925     (1,362)
  Net income..............        --     --        --      136,942        --
  Exercise of stock op-
   tions..................  1,011,951    101    12,153         --         --
  Cash dividends..........        --     --        --       (6,108)       --
  Dividend of discontinued
   lodging segment........        --     --        --     (164,225)     1,362
  Tax benefit of common
   stock transactions
   related to employee
   benefit plans..........        --     --      6,818         --         --
  Other...................        --     --      1,305          96        --
                           ---------- ------  --------   ---------    -------
Balance, May 31, 1997..... 66,794,841 $6,682  $194,640   $ 538,630    $   --
                           ========== ======  ========   =========    =======



 The accompanying notes are an integral part of these consolidated statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               SUBSEQUENT EVENTS

  MERGER

  On June 10, 1998, Manor Care, Inc., ("Manor Care"), a Delaware corporation, Health Care & Retirement Corporation, a Delaware corporation ("HCR"), and Catera Acquisition Corp., a Delaware corporation and wholly owned subsidiary of HCR ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Manor Care. The Merger Agreement provides that, with certain limited exceptions, each outstanding share of Manor Care's common stock, par value $.10 per share, shall be converted into the right to receive one share of common stock of HCR, par value $.01 per share. Upon completion of the transaction, Manor Care will become a wholly owned subsidiary of HCR and the stockholders of Manor Care will become stockholders of HCR. The consummation of the transactions contemplated by the Merger Agreement are subject to the approval of the stockholders of Manor Care and HCR, the receipt of certain regulatory approvals and the expiration of antitrust waiting periods.

  The transaction is expected to be completed during the fourth quarter of calendar year 1998. If completed, the transaction will be accounted for as a pooling of interests. Due to the impending Merger, the Company no longer plans to separate its skilled nursing, assisted living and home health businesses from its skilled nursing facility management, real estate and healthcare facility development businesses.

  DISCONTINUED PHARMACY OPERATIONS

  On April 26, 1998, Vitalink Pharmacy Services, Inc. ("Vitalink") entered into an Agreement and Plan of Merger (the "Vitalink Merger Agreement") with Genesis Health Ventures, Inc. ("Genesis"), a Pennsylvania corporation. Pursuant to the Vitalink Merger Agreement, Vitalink will merge with and into Genesis (the "Vitalink Merger"). In accordance with the Vitalink Merger Agreement, holders of the common stock of Vitalink will receive for each share of Vitalink common stock held, at the election of the holder, either cash consideration in the amount of $22.50, or 0.045 shares of Series G Cumulative Convertible Preferred Stock of Genesis (the "Genesis Preferred Stock").

  The Vitalink Merger Agreement may be terminated (i) by either party, if the Board of Directors of the other has withdrawn, changed or modified its recommendation that its stockholders vote in favor of the Vitalink Merger;
(ii) by Vitalink prior to the approval of its stockholders of the Vitalink Merger, if it receives a Superior Proposal (as defined in the Vitalink Merger Agreement) which was not solicited after the date of the Vitalink Merger Agreement; (iii) by either party if any court of competent jurisdiction or other governmental body has issued a final and nonappealable order, decree or ruling or taken any other action restraining, enjoining or otherwise prohibiting the Vitalink Merger; and (iv) upon the occurrence of certain other events specified in the Vitalink Merger Agreement. Under certain circumstances, Vitalink would be obligated to pay Genesis a $20 million fee if the Vitalink Merger Agreement is terminated.

  Manor Care, the beneficial owner of approximately 50% of the outstanding shares of Vitalink common stock, and Genesis have entered into a Voting Agreement, dated April 26, 1998 (the "Voting Agreement"), pursuant to which Manor Care agreed to vote all of its shares of Vitalink common stock in favor of the adoption and approval of the Vitalink Merger, the Vitalink Merger Agreement and the transactions contemplated thereby. Manor Care has also agreed to elect to receive Genesis Preferred Stock as Vitalink Merger consideration with respect to all of its Vitalink common stock.

  The Genesis Preferred Stock will bear cash dividends at an initial annual rate of 5.9375%. Genesis Preferred Stockholders will be initially entitled to
13.441 votes per share of Genesis Preferred Stock, and will vote together with the holders of Genesis common stock as a single class on all matters to be voted on by holders of Genesis common stock, and as a separate class on matters as to which the Pennsylvania Business Corporation Law requires a separate class vote.

  At the option of Manor Care, each share of Genesis Preferred Stock will be convertible at any time into Genesis common stock at a conversion price of $37.20 per share, subject to adjustment under certain circumstances. Beginning April 26, 2001, Genesis may under certain circumstances, force conversion of the Genesis Preferred Stock, at conversion prices ranging from $37.20 to $38.87 per share of Genesis common stock. Dividends will cease to accrue in respect of the Genesis Preferred Stock as of the date of the conversion thereof. The revenues from discontinued pharmacy operations for fiscal years 1997, 1996 and 1995 (including sales to the Company's skilled nursing and assisted living facilities of $41,365, $34,829 and $39,560) are $274,038, $141,115 and $112,257, respectively. The income from discontinued pharmacy operations before income taxes and net income from discontinued pharmacy operations for the years ended May 31, 1997, 1996 and 1995 were as follows.


                                                          1997         1996        1995
                                                        -------      -------     -------
                                                           (In thousands of dollars)
Income from discontinued pharmacy operations
  before income taxes                                  $75,732(a)    $20,825     $17,515

Net income from discontinued pharmacy operations       $42,218       $11,519     $ 9,697

(a) Income from discontinued pharmacy operations before income taxes includes a $50.3 million pretax gain resulting from the issuance of 11.4 million shares of Vitalink common stock in connection with Vitalink's merger with TeamCare, the pharmacy subsidiary of GranCare, Inc. in February 1997.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statments include the accounts of Manor Care, Inc. and its subsidiaries (the "Company"). As a result of the Company's spin-off of its lodging operations and the Vitalink Merger, the accompanying consolidated financial statements reflect the lodging and pharmacy segments as discontinued operations. All significant intercompany transactions have been eliminated except for advances to the discontinued lodging segment and the related interest income.


CASH

  The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

  The components of property and equipment at May 31, were:

                                                        1997          1996
                                                    ------------  ------------
                                                    (IN THOUSANDS OF DOLLARS)
   Land............................................ $     97,569  $     92,884
   Building and improvements.......................      969,660       886,059
   Capitalized leases..............................       12,747        12,747
   Furniture, fixtures and equipment...............      214,239       197,376
   Facilities in progress..........................       58,200        49,067
                                                    ------------  ------------
                                                       1,352,415     1,238,133
   Less: Accumulated depreciation..................     (347,752)     (328,117)
                                                    ------------  ------------
                                                    $  1,004,663  $    910,016
                                                    ============  ============

  Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates have been based follows.

   Building and improvements........................................ 10-40 years
   Furniture, fixtures and equipment................................  3-20 years

  Accumulated depreciation includes $9.4 million and $9.7 million at May 31, 1997 and 1996, respectively, relating to capitalized leases. Capitalized leases are depreciated on a straight-line basis over the lesser of the lease term or the remaining useful life of the leased property.

CAPITALIZATION POLICIES

  Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is taken into income. Maintenance, repairs, and minor replacements are charged to expense.

  Construction overhead and costs incurred to ready a project for its intended use are capitalized for major development projects and are amortized over the lives of the related assets.

  The Company capitalizes interest on borrowings applicable to facilities in progress. Interest has been capitalized as follows: 1997, $4.6 million; 1996, $3.1 million; 1995, $1.8 million.

ACCOUNTING FOR CAPITALIZED SYSTEMS DEVELOPMENT COSTS

  Costs incurred for systems development include direct payroll and consulting costs. These costs are capitalized and are amortized over the lesser of the estimated useful lives of the related systems or five years.

ACCOUNTING FOR INVESTMENTS IN JOINT VENTURES

  The Company uses the equity method to account for investments in entities in which it has less than a majority interest but can exercise significant influence. These investments are classified on the accompanying consolidated balance sheets as other long-term assets. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur. Losses are limited to the extent of the Company's investments in, advances to and guarantees for the investee.

GOODWILL

  Goodwill primarily represents an allocation of the excess purchase price of certain acquisitions over the recorded fair value of the net assets. Goodwill is amortized over 40 years. Amortization expense amounted to $.3 million, $.2 million and $.1 million in each of the years ended May 31, 1997, 1996 and 1995, respectively.

MINORITY INTEREST

  The Company has controlling investments in certain entities which are not wholly owned. Amounts reflected as minority interest represent the minority owners' share of income in these entities. Minority interest liability represents the cumulative minority owners' share of income in these entities.

SELF-INSURANCE PROGRAMS

  The Company self-insures for certain levels of general and professional liability, automobile liability, and workers' compensation coverage. The estimated costs of these programs are accrued at present values at a discount rate of 7% based on actuarial projections for known and incurred but not reported claims.

ACCOUNTING FOR STOCK-BASED COMPENSATION

  The Company has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has disclosed herein pro forma net income and pro forma earnings per share in the footnotes using the fair value based method beginning in fiscal year 1997 with comparable disclosures for fiscal year 1996.

NET INCOME PER SHARE OF COMMON STOCK

  Net income per share of common stock has been computed based on the weighted average number of shares of common stock outstanding. Stock options are included in the calculation when dilutive.

REVENUE RECOGNITION

  Revenues are recognized at the time the service is provided to the patient. The Company records revenue for services to Medicare beneficiaries at the time the services are rendered and based on the Medicare cost reimbursement principles. Under those principles, Medicare reimburses the Company for the reasonable costs

(as defined) incurred in providing care to Medicare beneficiaries. The Company reports as reimbursable costs in the Medicare cost reports only those costs it believes to be reimbursable under the applicable Medicare cost reimbursement principles. In determining the amount of revenue to be recorded, those costs are reduced for costs that are in excess of reimbursable cost limits, and for costs for which reimbursement may be questionable based on the Company's understanding of reimbursement principles in effect at that time. Accordingly, this process results in recording revenue only for the costs that the Company believes are reasonably assured of recovery. Refer to "Commitments and Contingencies" footnote for additional information.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported or disclosed in its financial statements and the notes related thereto. Actual results could differ from those estimates.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled "International Accounting Standards, Earnings Per Share," ManorCare Health Services plans to adopt SFAS 128 in fiscal year 1998 and has not determined the impact of adoption to be significant.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. The Company is in the process of determining the timing and has not determined the impact of adoption to be significant.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 131 in fiscal year 1999 and has not determined the impact of adoption to be significant.

                             LONG-TERM RECEIVABLES

  Long-term receivables of $22.0 million and $19.1 million at May 31, 1997 and 1996, respectively, represent accounts receivable for Medicare at In Home Health, Inc. ("IHHI"), relating primarily to the reimbursement of disputed costs from prior years.

  Approximately 55% of IHHI's revenue is derived from services provided to Medicare beneficiaries through cost reimbursement programs. Virtually all of the payments for these services are based on the Medicare program's reimbursable costs incurred in rendering the services. Cost reports are filed annually and are subject to audit and retroactive adjustment. IHHI reports revenue for those costs that it believes are probable of recovery under applicable Medicare statutes and regulations.

  Over the years Medicare auditors have claimed that certain costs were not reimbursable under the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports that are contrary to IHHI's interpretation or on what IHHI believes is the misapplication of specific reimbursement principles.

  As of May 31, 1997, IHHI has received reports challenging $18.9 million of these costs. An additional $18.8 million of costs similar to the costs which have been challenged have been incurred through May 31, 1997 related to open cost reporting years. Of this $37.7 million, approximately $22.5 million related to the treatment of certain community liaison personnel costs, which Medicare alleges are unreimbursable sales costs. Other significant disputed costs related to physical therapists employed by IHHI and certain other branch and corporate expenses.

  As of May 31, 1997 total IHHI accounts receivable due from Medicare were approximately $40.5 million including, the disputed costs of $37.7 million. On a consolidated basis, the Company has established reserves against these disputed costs of $9.8 million. The Company does not believe that the resolutions of these disputed costs will be accomplished in the next year. Therefore, they have been classified as a non-current asset. Additionally, as of May 31, 1997, IHHI had received approximately $12.5 million in payment from Medicare for disputed costs. Because Medicare may seek repayment of these amounts, the potential liability is recorded as an offset to Receivables on the Consolidated Balance Sheet. Subsequent to year end IHHI received three court decisions relating to certain of these amounts. IHHI evaluated these decisions on its recorded accounts receivable and, accordingly, recorded a reserve of $15.5 million in fiscal year 1998. The net impact to the Company after taxes and minority interest was approximately $3.8 million.

                               ACCRUED EXPENSES

  Accrued expenses at May 31, 1997 and 1996 were as follows.

                                                          1997         1996
                                                      ------------ ------------
                                                      (IN THOUSANDS OF DOLLARS)
   Payroll........................................... $     55,120 $     51,922
   Taxes, other than income..........................       14,125       12,302
   Insurance.........................................       17,346       22,310
   Interest..........................................        7,457        1,875
   Other.............................................       15,492       22,614
                                                      ------------ ------------
                                                      $    109,540 $    111,023
                                                      ============ ============

                                LONG-TERM DEBT

  Maturities of long-term debt at May 31, 1997 were as follows.

   FISCAL YEAR
   -----------
                                                       (IN THOUSANDS OF DOLLARS)
   1998...............................................         $ 12,680
   1999...............................................            6,357
   2000...............................................            6,618
   2001...............................................            5,965
   2002...............................................            6,024
   2003 to 2024.......................................          466,636
                                                               --------
                                                               $504,280
                                                               ========

  Long-term debt, consisting of mortgages, capital leases, Senior Notes, and Senior Subordinated Notes, was net of discount of $1.2 million and $1.0 million at May 31, 1997 and 1996, respectively. Amortization of discount was $0.5 million in 1997, 1996, and 1995, including the write-off associated with debt redemptions. At May 31, 1997, the Company had mortgages and capital leases of $80.2 million.

  Interest paid was $34.1 million in 1997, $29.8 million in 1996 and $22.4 million in 1995. During fiscal year 1997, interest rates on subordinated debt ranged from 4.8% to 9.5%. Interest rates on mortgages and other long-term debt ranged from 2.6% to 12.0%. The weighted average interest rate in fiscal year 1997 was 7.6%.

  In June 1996, the Company issued $150.0 million of 7 1/2% Senior Notes due 2006. These notes are redeemable at the option of the Company at any time at a price equal to the greater of (a) the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest, discounted with an applicable treasury rate plus 15 basis points, plus accrued interest to the date of redemption. The proceeds of this offering were used to repay borrowings under the Company's $250.0 million competitive advance and multi-currency revolving credit facility (the "Facility").

  In November 1992, the Company issued $150.0 million of 9 1/2% Senior Subordinated Notes due November 2002. In July 1996, the Company repurchased $9.9 million of the 9 1/2% Senior Subordinated Notes for $10.5 million.

  In September 1996, the Company amended the Facility provided by a group of sixteen banks. The Facility provides that up to $75.0 million is available for borrowings in foreign currencies. Borrowings under the Facility are, at the option of the Company, at one of several rates including LIBOR plus 20 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Facility. The Facility presently requires the Company to pay fees of 1/10 of 1% on the entire loan commitment. The Facility requires payment of interest only prior to its termination date of September 6, 2001. At May 31, 1997, outstanding revolver borrowings amounted to $85.0 million.

  Various debt agreements impose, among other restrictions, restrictions regarding financial ratios and payment of dividends. Pursuant to such restrictions, owned property with a net book value of $145.8 million was pledged or mortgaged and approximately $167.4 million of retained earnings was not available for cash dividends.

                                    LEASES

  The Company operates certain property and equipment under leases, some with purchase options that expire at various dates through 2035. Future minimum lease payments from continuing operations are as follows.

                                                    OPERATING      CAPITALIZED
                                                     LEASES          LEASES
                                                   -------------  -------------
                                                   (IN THOUSANDS OF DOLLARS)
   1998..........................................   $       8,816   $      1,825
   1999..........................................           7,967          1,045
   2000..........................................           6,969            719
   2001..........................................           6,093            292
   2002..........................................           5,172            292
   Thereafter....................................          44,710          1,904
                                                    -------------   ------------
   Total minimum lease payments..................   $      79,727   $      6,077
                                                    -------------   ------------
   Less: Amount representing interest............                          1,606
                                                                    ------------
   Present value of lease payments...............                          4,471
                                                                    ------------
   Less: Current portion.........................                          1,445
                                                                    ------------
   Lease obligations included in long-term debt..                   $      3,026
                                                                    ============

  Rental expense from continuing operations under noncancelable operating leases was $8.0 million in 1997, $6.3 million in 1996 and $3.5 million in 1995.

                            INTEREST RATE HEDGING

  The Company has entered into multiple interest rate swap agreements to hedge its exposure to fluctuations in interest rates on its long-term debt and operating leases. At May 31, 1997, the Company had three interest rate swap agreements outstanding, with a total notional principal amount of $30.3 million. These agreements effectively convert the Company's interest rate exposure on a floating rate operating lease to a fixed interest rate of 5.60% and mature simultaneously with the relevant operating lease in 2002. The weighted average interest rate under the lease was 6.21% for the year ended May 31, 1997. While the Company is exposed to credit loss in the event of nonperformance by other parties to outstanding interest rate swap agreements, the Company does not anticipate any such credit losses.

  In conjunction with the June 1996 issuance of $150.0 million of 7 1/2% Senior Notes, the Company also entered into a series of interest rate swap and treasury lock agreements having a total notional principal amount of $150.0 million. Agreements with a total notional principal amount of $100.0 million were terminated concurrent with the pricing of the notes offering on May 30, 1996 with a $2.7 million cash gain. The remaining agreement, with a total notional principal amount of $50.0 million was terminated on October 23, 1996 with a $1.4 million cash gain. The gains on the termination of the agreements have been deferred and are being amortized against interest expense over the life of the 7 1/2% Senior Notes effectively reducing the interest rate on the Notes to 7.1%. The effect of the agreements on interest expense during the period that the agreements were outstanding was to reduce interest expense to 6.2%.

                                 INCOME TAXES

  Because of the relative ownership percentages, the Company files a separate income tax return for IHHI. The consolidated tax provision, therefore, is based upon the separate tax provisions of each of the companies.

  Income tax provisions were as follows for the year ended May 31.

                                                       1997     1996      1995
                                                     -------- --------  --------
                                                     (IN THOUSANDS OF DOLLARS)
   Current tax expense:
     Federal........................................ $ 20,239 $ 33,968  $ 35,051
     State..........................................    4,237    7,165     7,669
   Deferred tax expense:
     Federal........................................   21,513   (3,614)    1,276
     State..........................................    5,197     (825)      342
                                                     -------- --------  --------
                                                      $51,186 $ 36,694  $ 44,338

  Deferred tax assets (liabilities) are comprised of the following at May 31.

                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                 (IN THOUSANDS OF DOLLARS)
   Depreciation and amortization.............. $ (98,185) $ (81,906) $ (79,501)
   Purchased tax benefits.....................   (44,110)   (45,527)   (46,212)
   Gain on stock issuance.....................   (37,187)   (11,896)   (11,896)
   Other......................................   (22,400)   (18,916)   (17,690)
                                               ---------  ---------  ---------
   Gross deferred tax liabilities.............  (201,882)  (158,245)  (155,299)
                                               ---------  ---------  ---------
   Tax deposit................................     5,754      5,754     12,000
   Reimbursement reserve......................     9,550     16,882      5,064
   Reserve for doubtful accounts..............    12,454      9,242      7,562
   Deferred compensation......................    13,982      9,526      9,476
   Other......................................     4,675      6,629      7,524
                                               ---------  ---------  ---------
   Gross deferred tax assets..................    46,415     48,033     41,626
                                               ---------  ---------  ---------
   Net deferred tax........................... $(155,467) $(110,212) $(113,673)
                                               =========  =========  =========

  A reconciliation of income tax expense at the statutory rate to income tax expense included in the consolidated statements of income follows.

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
   Federal income tax rate.......................       35%       35%       35%
                                                  ========  ========  ========
   Federal taxes at statutory rate............... $ 46,928  $ 31,726  $ 39,311
   State income taxes, net of Federal tax
    benefit......................................    6,132     4,121     5,207
   Minority interest.............................     (910)     (259)       29
   Tax credits...................................     (143)      (19)     (910)
   Other.........................................     (821)    1,125       701
                                                  --------  --------  --------
   Income tax expense............................ $ 51,186  $ 36,694  $ 44,338
                                                  ========  ========  ========

  Income taxes paid on a consolidated basis for the years ended May 31, 1997, 1996, and 1995 were $41.7 million, $48.2 million, and $62.1 million, respectively.

                                 CAPITAL STOCK

  There are 5.0 million shares of authorized but unissued preferred stock with a par value of $1.00 per share. The rights of the preferred shares will be determined by the Board of Directors when issued.

  During fiscal years 1997 and 1996, the Company acquired 134,118 and 30,208 shares of its common stock for a total cost of $5.8 million and $1.1 million, respectively. A total of 8.9 million shares of common stock have been authorized, under various stock option plans, to be granted to key executive officers and key employees. At May 31, 1997 and 1996, options for the purchase of an aggregate of 3,041,807 and 3,667,527 shares were outstanding at prices equal to the market value of the stock at date of grant. Options totaling 822,717 are presently exercisable and 2,219,090 will become exercisable from fiscal year 1998 to 2002 and will expire at various dates to February 2007. In addition, 49,957 options have been granted to non-employee directors. Options totaling 7,630 are presently exercisable and 42,327 options will become exercisable from fiscal year 1998 to 2001 and will expire at various dates to September 2001.

  Option activity under the above plans was as shown in the table below.

          OPTIONS                                    1997      1996      1995
          -------                                  --------- --------- ---------
   Granted: No. of shares........................    956,400   582,168   110,000
     Avg. Option Price...........................  $   38.82 $   30.89 $   27.50
   Adjustment as a result of the spin-off: No. of
    shares.......................................  1,454,915       --        --
   Exercised: No. of shares......................  1,011,951   269,156    77,000
     Avg. Option Price...........................  $    8.45 $   12.34 $   10.92
   Canceled: No. of shares.......................  2,010,127   148,735       --
     Avg. Option Price...........................  $   22.42 $   20.57       --
   Outstanding at May 31:
     No. of shares...............................  3,091,764 3,702,527 3,538,250
     Avg. Option Price...........................  $   14.87 $   16.87 $   14.36
   Available for grant at May 31: No. of shares..  1,680,826 1,089,899 1,603,500

  In connection with the spin-off of the Company's lodging segment, the outstanding options held by current and former employees of the Company as of November 1, 1996 were redenominated in both Company and lodging company stock and the number and exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies to retain the intrinsic value of the options. The total number of options outstanding increased by 1,454,915 as a result of this adjustment.

  The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its various stock option plans and employee stock purchase plan and, accordingly, no compensation expense has been recognized for options granted and shares purchased under the provisions of these plans. Had compensation expense for options granted and shares purchased under the stock-based compensation plans been determined based on the fair value at the grant dates, net income and earnings per share would have been as follows for the years ended May 31.

                                                          1997          1996
                                                      ------------- ------------
                                                      (IN THOUSANDS OF DOLLARS,
                                                        EXCEPT PER SHARE DATA)
   Net income:
     As reported..................................... $     136,942 $     85,907
     Pro forma....................................... $     128,141 $     81,697
   Earnings per share:
     As reported..................................... $        2.16 $       1.37
     Pro forma....................................... $        2.03 $       1.30


  The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1996 and additional awards are anticipated in future years.

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the Company has assumed a risk-free interest rate equal to approximately 6.36% and 6.37% for fiscal years 1997 and 1996, respectively, expected volatility of 12.8%, dividend yields based on historical dividends of $.088 per share annually and expected option lives of eight years. The average fair values of the options granted during 1997 and 1996, as measured on the dates of the grants, are estimated to be $15.12 and $11.96, respectively.

                         ACQUISITIONS AND DIVESTITURES


  During fiscal year 1997, the Company acquired a nursing center in California for $4.4 million and a nursing center in Michigan for $13.4 million. Through new construction, the Company opened four skilled nursing centers and six assisted living facilities. The Company sold four nursing centers in Indiana, Iowa, Illinois, and Texas for $17.3 million and transferred an assisted living facility with an approximate net book value of $4.9 million to the discontinued lodging segment.

  During fiscal year 1996, the Company acquired four nursing centers and an operating lease for approximately $45.4 million, of which $32.4 million was cash and the remainder was assumed liabilities. Additionally, six assisted living facilities, with five attached skilled nursing units, were purchased for $74.3 million, of which $19.0 million was cash and the remainder was assumed liabilities. In October 1995, the Company purchased for $22.9 million approximately 41% of the common stock of IHHI, a provider of home health services. The Company paid an additional $20.0 million to IHHI for 100% of its outstanding voting convertible preferred stock and for warrants to purchase an additional 6.0 million shares of common stock. As a result of this transaction, the Company currently has effective control of approximately 63% of the voting stock of IHHI. IHHI is consolidated in the Company's financial statements.

  During fiscal year 1995, the Company purchased nine nursing centers and assisted living facilities for approximately $56.7 million. In March 1995, the Company sold its investment in a physicians' practice management business for $13.3 million. The physicians' practice management investment was made in fiscal year 1994 in the amount of $10.0 million.

  Unless otherwise noted, acquisitions are accounted for as purchases. Acquisition costs in excess of fair market value of the assets acquired are allocated to goodwill.


               PROVISIONS FOR ASSET IMPAIRMENT AND RESTRUCTURING

  The Company periodically reviews the net realizable value of its long-term assets based on certain circumstances which indicate the carrying amount of an asset may not be recoverable. If the carrying amount exceeds the net realizable value, an impairment loss is recorded in the period the impairment is determined.

  The Company recorded provisions of $26.3 million in fiscal year 1996 related to the impairment of certain long-lived assets and costs associated with the Company's restructuring. The most significant components of the provisions were non-cash impairment charges of $21.2 million relating to writedowns of property, equipment and capitalized systems development costs and $5.1 million related to the spinoff of the lodging segment in fiscal year 1996.

  In fiscal year 1996, the Company determined that it incurred costs in excess of the original amount expected to complete a systems development project for billing and receivables which began in fiscal year 1995. Intensive testing during a six month pilot identified over 100 major system problems. At this time, it was determined that the newly developed system was not functional and that a major system re-write was needed. Therefore, the Company compared the estimated net realizable value of the systems, based on the fair value of similar assets, to the carrying amount of these costs. The carrying amount was determined to be in excess of the fair value and accordingly, the related assets were written down by $13 million to the net realizable value.

                        DISCONTINUED LODGING OPERATIONS

  On November 1, 1996, the Company completed the spin-off of its lodging segment. The Company's shareholders of record on October 10, 1996 received one share of Choice Hotels International, Inc. common stock for each outstanding share of Manor Care common stock. Accordingly, lodging results are reported as discontinued operations for all periods presented.

  The revenues, income from discontinued lodging operations before income taxes, and net income from discontinued lodging operations for the years ended May 31, 1997, 1996, and 1995 were as follows.

                                                       1997     1996     1995
                                                      ------- -------- --------
                                                      (IN THOUSANDS OF DOLLARS)
   Revenues.......................................... $89,849 $374,873 $302,535
   Income from discontinued lodging operations
    before income taxes.............................. $20,563 $ 35,402 $ 29,955
   Net income from discontinued lodging operations... $11,829 $ 20,436 $ 16,811

  Net income from discontinued lodging operations for the year ended May 31, 1996 includes the results of operations of the lodging segment through March 7, 1996, the measurement date. During the period from the measurement date through May 31, 1996, the lodging segment incurred a net loss of $12.0 million. The net loss was primarily the result of provisions for asset impairment and costs and expenses directly associated with the spin-off totaling $33.3 million. The non-cash provision for asset impairment in the discontinued lodging segment reflects primarily the writedown of European hotel assets based on expected future cash flows. This non-cash provision was recorded in accordance with SFAS 121. No loss on the disposal of the discontinued lodging operations was recognized as the discontinued lodging segment generated income between the measurement date and the date of the spin-off.

  Included in discontinued lodging operations is interest expense charged by the continuing healthcare segment to the discontinued lodging segment relating to cash advances provided to the discontinued lodging segment for the acquisition and renovation of lodging assets. For the years ended May 31, 1997, 1996, and 1995, interest so allocated amounted to $3.4 million, $19.7 million, and $15.5 million, respectively. The indebtedness related to lodging acquisitions and renovations is reflected as advances to discontinued lodging segment in the consolidated balance sheets. Such advances amounted to $115.7 million and $225.7 million at May 31, 1997 and 1996, respectively. The indebtedness is to be repaid over a three year period from the date of the spin-off. Interest is charged at an annual rate of 9% on the indebtedness. The Company received a prepayment of $110.0 million on the advances to the discontinued lodging segment. This payment was subject to a prepayment penalty of $1.9 million.

  General corporate expenses of $5.5 million, $7.4 million, and $6.3 million, respectively, were charged to discontinued lodging operations for the years ended May 31, 1997, 1996, and 1995. Allocation of general corporate charges was principally determined based on time allocations.

  For purposes of providing an orderly transition after the spin-off, the Company has entered into various agreements with the discontinued lodging segment, including, among others, a Tax Sharing Agreement, Corporate Services Agreement, Employee Benefits Allocation Agreement and Support Services Agreement. These agreements provide, among other things, that the Company (i) will provide certain corporate and support services, such as accounting, tax, and computer systems support and (ii) will provide certain risk management services and other miscellaneous administrative services. These agreements will extend for a period of 30 months from the spin-off date or until such time as the discontinued lodging segment has arranged to provide such services in-house or through another unrelated provider of such services.

                         COMMITMENTS AND CONTINGENCIES

  The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

  Revenues recorded under Federal and state medical assistance programs are subject to adjustment upon audit by appropriate government agencies. For fiscal years 1997, 1996, and 1995 these revenues amounted to $596.0 million, $502.0 million, and $391.1 million, respectively. In the opinion of management, any difference between revenues recorded and final determination will not be significant. In fiscal year 1996, the increase in revenues subject to audit adjustment is due, in large part, to the investment in IHHI. The Company does not anticipate a material effect on revenues as a result of the Balanced Budget Act of 1997. However, the regulations pertaining to this Act have neither been proposed nor implemented, and therefore, this preliminary conclusion may change as a result.

  In fiscal year 1997, the Health Care Financing Administration issued a modification to regulations governing the treatment of interest expense and investment income offsets for Medicare reimbursement purposes. As a result of this modification the Company recognized revenues of approximately $20 million in fiscal year 1997, which had been reserved in prior years.

  As of May 31, 1997, the Company had contractual commitments of $58.2 million relating to its internal construction program.

  One or more subsidiaries or affiliates of the Company have been identified as potentially responsible parties ("PRPs") in a variety of actions (the "Actions") relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. (S)(S)9601 et seq. ("CERCLA") and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco, Incorporated and its subsidiary and affiliated companies ("Cenco"). Cenco was acquired in 1981 by a wholly owned subsidiary of the Company. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. The Company believes that the waste disposal activities at issue occurred prior to the Manor Care subsidiary's acquisition of Cenco. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings typically involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where the Company is alleged to be a potentially responsible party has not yet been quantified. The Company believes that the potential environmental liability exposure, after consideration of insurance coverage, is approximately $3 million. Future liabilities for the pending environmental claims and litigation, without regard to insurance, currently are not expected to exceed approximately $46 million. The Company estimated future liabilities without regard to insurance based on counsel's evaluation of the range of potential liability and cost of defense in each of the Actions. The Company has accrued the liabilities based on its estimate of the likely outcome of the Actions, taking into account insurance coverage available for the liabilities.

                         BUSINESS SEGMENT INFORMATION

  The Company operates principally in three segments: skilled nursing operations, assisted living operations and home health operations. Income
(loss) from operations consists of total revenues less operating, depreciation and amortization, and general corporate expenses.

                          SKILLED      ASSISTED       HOME
                         NURSING(b)     LIVING       HEALTH   ELIMINATIONS   TOTAL
                         ----------    --------     --------  ------------ ----------
1997
----                                    (IN THOUSANDS OF DOLLARS)
Revenues................ $1,113,690    $56,530      $124,354    $   --     $1,294,574
Income (loss) from
 operations.............    144,836     (2,710)       (2,928)     3,163       142,361
Identifiable assets.....  1,223,317    180,228        60,407        --      1,463,952(c)
Depreciation and
 amortization...........     60,943      6,848         3,060        --         70,851
Capital expenditures....    122,812     55,967            42        --        178,821
1996
----
Revenues................ $1,028,901    $38,857      $ 74,153    $   --     $1,141,911
Income (loss) from
 operations.............     99,189(a)  (6,997)(a)        67      3,848        96,107
Identifiable assets.....  1,381,516    148,713        72,598        --      1,602,827(c)
Depreciation and
 amortization...........     56,242      5,733         1,748        --         63,723
Capital expenditures....    109,063     23,170           562        --        132,795
1995
----
Revenues................ $  938,946    $12,368           --     $(4,553)   $  946,761
Income (loss) from
 operations.............    110,691     (1,202)          --       3,674       113,163
Identifiable assets.....  1,153,648     72,344           --         --      1,225,992(c)
Depreciation and
 amortization...........     48,675      1,946           --         --         50,621
Capital expenditures....     62,509     27,228           --         --         89,737

--------
(a) Includes total provisions for asset impairment and restructuring of $26.3 million, of which $25.1 million relates to skilled nursing operations and $1.2 million relates to assisted living operations.
(b) Includes skilled nursing, hospital and corporate operations.
(c) Does not include net investment in discontinued pharmacy segment of $178,079, $71,010 and $67,071 or advances from the discontinued pharmacy segment of $1,053, $16,910 and $16,888 at May 31, 1997, 1996 and 1995.

                  PENSION, PROFIT SHARING AND INCENTIVE PLANS

  The Company has various pension and profit sharing plans, including a supplemental executive retirement plan, and contributes to certain union welfare plans. The provision for these plans amounted to $11.8 million in 1997, $11.6 million in 1996, and $11.0 million in 1995. All vested benefits under retirement plans are funded or accrued.

  The Company sponsors a defined contribution profit sharing plan covering substantially all of its employees. Contributions of up to 6% of each covered employee's salary are determined based on the employee's level of contribution to the plan, years of service and Company profitability. The cost of the plan totaled $7.2 million in 1997, $5.8 million in 1996, and $4.8 million in 1995.

  Also included in the Company's retirement plans is a defined benefit pension plan covering substantially all of its employees. The benefits are based on service credits for years of participation after January 1, 1992. In addition, there is a prior benefit equal to the accrued benefit at December 31, 1991 for certain individuals who were participants in a predecessor plan. No new participants were eligible to enter this plan after August 15, 1996 and service credits for all participants were frozen as of December 31, 1996.

  Service cost benefits earned during fiscal years 1997, 1996 and 1995 approximated the plan's annual costs of $4.0 million, $2.8 million, and $2.7 million, respectively. As of February 28, 1997, 1996, and 1995, plan assets of approximately $20.3 million, $14.4 million, and $11.0 million compared to vested benefit obligations of $17.0 million, $12.4 million, and $8.7 million, respectively.

  Projected benefit obligations were not significantly different from accumulated benefit obligations of $21.0 million, $16.3 million, and $11.0 million as of the same dates. Liabilities recorded on the Company's balance sheets as of May 31, 1997, 1996, and 1995 were $2.3 million, $2.0 million, and $0.5 million, respectively. Projected benefit obligations were determined using an assumed discount rate of 7.5% for 1997, 7.0% for 1996, and 8.5% for 1995, an assumed rate of return on plan assets of 8.25%, and an assumed compensation increase of 4.5%.

  Vitalink participates in the various pension and profit sharing plans of the Company. The Company charged Vitalink $0.5 million, $0.4 million and $0.3 million, respectively, for the three years ended May 31, 1997 to participate in these plans.

  The Company also has various incentive compensation plans for certain personnel. Incentive compensation expense was $3.8 million in 1997, $3.4 million in 1996, and $3.1 million in 1995.

                      FAIR VALUE OF FINANCIAL INSTRUMENTS

  Fair values of long-term debt instruments were determined by discounting future cash flows using the Company's current market rates and do not vary substantially from the amounts recorded on the consolidated balance sheet.

  The balance sheet carrying amounts of cash, cash equivalents, and receivables approximate fair value due to the short-term nature of these items. Management believes that the fair value of the advances to the discontinued lodging segment approximates the carrying value.

  Total fair market value for the outstanding interest rate swap agreements at May 31, 1997 and 1996 was $1.4 million and $1.8 million, respectively. Fair values were determined based on quoted rates.

                         SUMMARY OF QUARTERLY RESULTS
                                  (UNAUDITED)

                                            INCOME FROM
                                            CONTINUING
                                         OPERATIONS BEFORE
QUARTERS ENDED                           OTHER INCOME AND
(IN THOUSANDS OF DOLLARS,                 (EXPENSES) AND
EXCEPT PER SHARE DATA)         REVENUE     INCOME TAXES    NET INCOME PER SHARE
-------------------------     ---------- ----------------- ---------- ---------
FISCAL 1997
August....................... $  306,445     $ 30,161       $ 23,685    $ .38
November.....................    317,080       35,449         32,444      .51
February.....................    322,631       39,046         61,392      .97
May..........................    338,418       37,705         19,421      .30
                              ----------     --------       --------    -----
                              $1,294,574     $142,361       $136,942    $2.16
                              ==========     ========       ========    =====
FISCAL 1996
August....................... $  250,548     $ 25,442       $ 28,426    $ .45
November.....................    274,201       32,660         28,788      .46
February.....................    306,426       31,198         22,302      .36
May..........................    310,736        6,807          6,391      .10
                              ----------     --------       --------    -----
                              $1,141,911     $ 96,107       $ 85,907    $1.37
                              ==========     ========       ========    =====

        QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND DIVIDENDS PAID
                                  (UNAUDITED)

                                MARKET PRICE PER SHARE    CASH DIVIDENDS PAID
                                ------------------------  ----------------------
                                                          PER SHARE
QUARTERS ENDED                     HIGH          LOW        AMOUNT     DATE
--------------                  -----------  -----------  ----------------------
FISCAL 1997
August......................... $     39.63* $     31.50*   $   .022     8/27/96
November....................... $     42.25* $     23.75    $   .022    11/27/96
February....................... $     28.00  $     24.13    $   .022     2/27/97
May............................ $     28.38  $     21.88    $   .022     5/27/97
FISCAL 1996
August......................... $     34.25* $     27.78*   $   .022     8/25/95
November....................... $     35.58* $     30.50*   $   .022    11/27/95
February....................... $     40.25* $     32.75*   $   .022     2/27/96
May............................ $     43.50* $     36.50*   $   .022     5/24/96

--------
 * Market prices prior to November 1, 1996, are reflective of the stock value prior to the spin-off of the discontinued lodging business.

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

               Schedule II - Valuation and Qualifying Accounts

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

                   13   -  1997 Annual Report to Stockholders (information
                           incorporated by reference) (previously filed).

                   21   -  Subsidiaries of the Registrant (previously filed).

                   23.1 -   Consent of Independent Public Accountants.

                   23.2 -   Consent of Independent Public Accountants.

                   27   -   Financial Data Schedule.

                   99   -   Proxy Statement dated August 15, 1997 (previously filed).

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

        Dated:  August 3, 1998              MANOR CARE, INC.


                                            By: /s/ James H. Rempe
                                               --------------------------------
                                               James H. Rempe
                                               Senior Vice President,
                                               General Counsel & Secretary

                                  SCHEDULE II

                       MANOR CARE, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands of dollars)

                          BALANCE AT  CHARGE TO                      BALANCE AT
                         BEGINNING OF  PROFIT               WRITE-      END
DESCRIPTION                 PERIOD    AND LOSS   OTHER       OFFS    OF PERIOD
-----------              ------------ --------- -------    --------  ----------
Year ended May 31, 1997
 Allowance for doubtful
 accounts..............    $22,148     $15,930  $    --    $ (1,457)  $36,621
Year ended May 31, 1996
 Allowance for doubtful
 accounts..............    $17,419     $13,778  $ 1,030(a) $(10,079)  $22,148
Year ended May 31, 1995
 Allowance for doubtful
 accounts..............    $13,368     $10,815  $   --      $(6,764)  $17,419

(a) Represents reserves of acquired companies.