Form 10-K405
period 1998-05-31
MANOR CARE INC/NEW
filed 1998-08-17
CIK 354604

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended             May 31, 1998
                                    -------------------------------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF  1934 (NO FEE REQUIRED)
     For the transition period from _____________ to _______________

                         Commission File Number 1-8195
                                                ------


                               MANOR CARE, INC.
                -----------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      52-1200376
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


11555 Darnestown Road, Gaithersburg, Maryland                   20878
---------------------------------------------               --------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (301) 979-4000
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange On
       Title of Each Class                          Which Registered
--------------------------------------          ------------------------

Common Stock, Par Value $.10 per share          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

          Title of Each Class
------------------------------------------

7-1/2% Senior Notes due June 15, 2006

                 _____________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X      No _____
                  -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

    The aggregate market value of the Manor Care Common Stock held by non-affiliates was approximately $1,479,527,673 as of August 10, 1998, based on a closing price of $33.75 per share.

    The number of shares of Manor Care Common Stock outstanding as of August 10, 1998 was 63,720,035.



                                    PART I
                                    ------

ITEM 1.  BUSINESS.
------   --------

General
-------

    Manor Care, Inc. ("Manor Care" or "the Company"), a Delaware corporation organized in August 1981, is a holding company that conducts its business through its principal subsidiary, ManorCare Health Services, Inc. ("MCHS").
MCHS and its subsidiaries have been engaged since October 1968 in the business of developing, owning and managing skilled nursing facilities and assisted living facilities, which provide skilled nursing and convalescent care ans assisted living services principally for residents over the age of 65. As of May 31, 1998, MCHS owned approximately 50% of Vitalink Pharmacy Services, Inc. ("Vitalink"), a public company that owns and operates institutional pharmacies, and approximately 63% of the voting stock of In Home Health, Inc. ("In Home Health"), a public company which specializes in providing comprehensive health care services to clients of all ages in their home. MCHS also owns and operates an acute care general hospital.

    In fiscal year 1998, Manor Care derived approximately 66% of its total revenues from continuing operations through Medicare and Medicaid programs; aside from the foregoing, Manor Care has no few or single customers upon whom it is dependent.

    On June 10, 1998, Manor Care, Health Care and Retirement Corporation, a Delaware corporation ("HCR"), and Catera Acquisition Corp., a Delaware corporation and wholly owned subsidiary of HCR ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Manor Care. The Merger Agreement provides that each outstanding share of Manor Care's common stock, par value $.10 per share, shall be converted into the right to receive one share of common stock of HCR, par value $.01 per share. Upon completion of the transaction, Manor Care will become a wholly owned subsidiary of HCR, the stockholders of Manor Care will become stockholders of HCR, and HCR will change its name to "HCR Manor Care." The consummation of the transactions contemplated by the Merger Agreement is subject to the approval of the stockholders of each of Manor Care and HCR, the receipt of certain regulatory approvals and the expiration of antitrust waiting periods.

    On November 1, 1996, Manor Care separated its lodging business from the health care business via a tax-free spin-off of the lodging division.

Industry Segments
-----------------

    Reference is made to Manor Care's Consolidated Statements of Income and the information under the headings "Discontinued Pharmacy Operations", "Discontinued Lodging Operations" and "Business Segment Information", set forth under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

ManorCare Health Services, Inc. - Operations
--------------------------------------------

    Manor Care, through MCHS and its subsidiaries, owns, operates or manages 171 skilled nursing and rehabilitation facilities and 39 assisted living facilities, which provide high acuity services, long-term skilled-nursing care, Alzheimer's services and assisted living services, principally for residents over the age of
65. Manor Care and its subsidiaries also own and operate an acute care hospital, 60 pharmacies and provide home health services in 19 markets.

Nursing Center Operations
-------------------------

    MCHS's nursing facilities provide, in general, three types of services:

    --   High acuity services - focuses on short-term, post hospital care for medically complex residents in need of aggressive rehabilitation. Manor Care offers high acuity services in most of its skilled nursing and rehabilitation facilities and operates 8 dedicated MedBridge high acuity units. MedBridge units offer post-acute care for patients in need of aggressive rehabilitation. These units feature high staff-to-patient ratios, sophisticated clinical capabilities, on-staff physicians and state-of-the-art rehabilitation departments.

    --   Long-term care - focuses on chronically ill and frail individuals who require 24-hour-a-day skilled nursing services and physical, occupational and speech therapies. Through this core business, Manor Care provided nearly eight million patient days in fiscal year 1998.

    --   Alzheimer's services - focuses on meeting the needs of individuals in the middle to late stages of Alzheimer's disease or related memory impairment. With almost 15 years of Alzheimer's disease management, Manor Care operates 147 Arcadia special-care units in the Company's nursing centers, 6 of which opened during the 1998 fiscal year.

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

    Manor Care's skilled nursing and rehabilitation facilities range in bed capacity from 53 to 255 beds and have an aggregate bed capacity of 24,170 beds, and its assisted living facilities have an aggregate bed capacity of 3,935 beds, which together achieved an average occupancy rate of 88% during the 1998 fiscal year. Manor Care's nursing facilities are located in 28 states: Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Texas, Utah, Virginia, Washington and Wisconsin. Eight MedBridge units within skilled nursing facilities currently operate in New Jersey, Ohio, and Pennsylvania.

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

    As a general rule, the profit margin is higher with private patients than with patients to whom services are rendered with government assistance programs. The following table sets forth certain information concerning revenues from government assistance programs for all of Manor Care's health care operations during fiscal year 1998:



                    Gross      Contractual       Net
                   Revenues    Adjustment*     Revenues
                   --------    -----------     --------

     Medicare    $430,611,000  $126,586,000  $304,025,000
     Medicaid     462,208,000   137,515,000   324,693,000

    *Represents the estimated difference between private billing rates and amounts recoverable under government programs.

Assisted Living Operations
--------------------------

    Assisted living is an attractive option for seniors who need some assistance with the activities of daily living but do not require around-the-clock skilled nursing care. Manor Care's assisted living operations during fiscal year 1998 consisted of 20 Springhouse facilities serving the needs of the general assisted living population and 19 Arden Courts assisted living facilities meeting the needs of individuals with early to middle-stage Alzheimer's disease or related memory impairment. These Springhouse facilities are located in Arizona, California, Florida, Indiana, Illinois, Maryland, Ohio and Pennsylvania. The 19 Arden Courts are located in Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Michigan, New Jersey, Ohio, Pennsylvania and Virginia, seven of which opened in fiscal year 1998.

Nursing Center and Assisted Living Operations Highlights
--------------------------------------------------------

    During fiscal year 1998, Manor Care opened two newly constructed skilled nursing facilities located in California and 10 assisted living facilities ranging in bed capacity from 55 to 129 located in Connecticut, Virginia, Maryland (2), Delaware, Georgia (2) and Florida (3). The Company sold two Springhouse facilities located in Florida and Michigan. As of May 31, 1998, Manor Care had 31 nursing and assisted living facilities with a total of 2,438 beds under construction in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Maryland, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania and Texas. Additions to six existing facilities with a total of 149 beds are also under construction. With its Arcadia units and its Arden

Courts assisted living facilities, Manor Care devoted 15% of its beds to Alzheimer's care during the fiscal year.

    The following table sets forth certain information concerning occupancy and revenues of Manor Care's nursing and assisted living facilities and hospital during fiscal year 1998:

                                         Nursing and
                                Assisted Living Facilities           Hospital
                                --------------------------          ---------
                                    % of        % of             % of        % of
                                 Occupancy    Revenues         Occupancy   Revenues
                                ------------  ---------        ---------   --------
   Private patients                   54%        56%               30%        58%
   Medicaid patients                  36%        19%               17%        15%
   Medicare patients                  10%        25%               53%        27%
                                     ----       ----              ----       ----
                                     100%       100%              100%       100%
                                     =====      =====             ====       ====

Pharmacy Operations
-------------------

    MCHS owns approximately 50% of Vitalink, a publicly-traded company that owns and operates 60 pharmacies located in California, Colorado, Florida, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia, and Wisconsin.

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

    Pursuant to various master agreements, a portion of Vitalink's business is with Manor Care. As of May 31, 1998, Vitalink had contracts to serve 23,910 Manor Care beds and 146,090 beds not affiliated with Manor Care, resulting in revenues of $94,770,000 and $404,587,000, respectively, for fiscal 1998.

    On April 26, 1998, Vitalink entered into an Agreement and Plan of Merger (the "Vitalink Merger Agreement") with Genesis Health Ventures, Inc., a Pennsylvania corporation ("Genesis"), and V Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Genesis ("Acquisition Corporation"). Pursuant to the

Vitalink Merger Agreement, Vitalink will merge (the "Vitalink Merger") with and into Acquisition Corporation and Acquisition Corporation will survive the Vitalink Merger. In accordance with the Vitalink Merger Agreement, holders of the common stock of Vitalink will receive for each share of Vitalink common stock held, at the election of the holder, either cash consideration in the amount of $22.50, or 0.045 shares of Series G Cumulative Convertible Preferred Stock of Genesis (the "Genesis Preferred Stock") or a combination thereof.

    The obligations of the parties to consummate the Vitalink Merger are contingent on the approval of the stockholders of Genesis and Vitalink and the satisfaction or waiver of other customary closing conditions.

    Manor Care, which owns approximately 50% of the outstanding shares of Vitalink common stock, and Genesis have entered into a Voting Agreement, dated as of April 26, 1998 (the "Voting Agreement"), pursuant to which Manor Care agreed to vote all of its shares of Vitalink common stock in favor of the adoption and approval of the Vitalink Merger, the Vitalink Merger Agreement and the transactions contemplated thereby. Manor Care has also agreed to elect to receive Genesis Preferred Stock as consideration with respect to all of its Vitalink common stock. Upon closing of the Vitalink Merger, it is anticipated that Manor Care will own approximately 18% of the voting securities of Genesis, assuming the Vitalink shareholders other than Manor Care elect to receive cash for their Vitalink shares.

    As a result of the Vitalink Merger, the consolidated financial statements in
Item 8 reflect the pharmacy segment as a discontinued operation for all periods presented.

    During fiscal year 1998, Vitalink purchased certain assets of a pharmacy business for $5.6 million and acquired another pharmacy business in Oklahoma City, Oklahoma for $0.1 million plus 351,318 shares of Vitalink common stock.

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

    On August 5, 1997, Congress enacted the Balanced Budget Act of 1997 ("Budget Act"), which seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. The law contains numerous changes affecting Medicare payments to skilled nursing facilities, home health agencies, hospices, and therapy providers, among others. Medicare reimbursement for skilled nursing facilities currently operates on a retrospective payment system in which each facility receives an interim payment during the year, which is later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. The Budget Act will result in a shift to a prospective Medicare payment system in which skilled nursing facilities will be reimbursed at a per diem rate for specific covered services regardless of actual cost.
Specifically, the Budget Act provides that, over three cost reporting periods beginning on or after July 1, 1998, the Medicare program will phase in this prospective payment system. During the first reporting period, skilled nursing facilities will receive 75% of their reimbursement based on 1995 actual costs and 25% based on a federally scheduled per diem rate. In the second reporting period, reimbursement will be 50% cost-based and 50% rate-based, in the third, 25% cost-based and 75% rate-based. Thereafter, skilled nursing facilities will be reimbursed by Medicare solely based on a prospective payment system. A similar prospective payment system is required to be established for home health services, beginning October 1, 1999. The Budget Act also reduces payments to many providers and suppliers, including therapy providers and hospices and gives states greater flexibility in the administration of their Medicaid programs by repealing the requirement that payment be reasonable and adequate to cover the costs of "efficiently and economically operated" nursing facilities. There can be no assurance that additional federal, state or local laws or regulations will not be imposed or expanded in a manner that would have a material adverse effect on Manor Care.

     Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to medically indigent persons. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits, at rates based generally on either cost reimbursement principles or on a fixed per diem basis or based on the acuity of the patient.

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

Employees
---------

    As of May 31, 1998, Manor Care employed approximately 31,481 full and part-time employees, 30,530 of whom were employed in health care operations and the remainder in Manor Care's headquarters.

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

Insurance
---------

    Manor Care maintains property insurance on its health care facilities.
Manor Care insures most of its liability exposures and self insures, either directly or indirectly through insurance arrangements requiring it to reimburse insurance carriers, some of its liability risks other than catastrophic exposures. Physicians and dentists practicing at the Hospital are responsible for their own professional liability insurance coverage. Manor Care insures its workers' compensation risks in some states and self insures in others.

ITEM 2.  PROPERTIES.
------   ----------

    As of May 31, 1998, Manor Care owned, leased or managed 171 skilled nursing and rehabilitation facilities and 39 assisted living facilities in 29 states and one acute care general hospital in Texas, as indicated below:

                                        Number        Number of
Property                               Of Units     Operating Beds
-------------------------------------  --------     --------------
Nursing and Rehabilitation
and Assisted Living Facilities:
       Owned                            191           25,680
       Leased                            14            1,730
       Managed                            1              201
       Partnership                        4              494
Acute Care Hospital                       1              172
                                        ---           ------

       TOTALS                           211           28,277
                                        ===           ======

    As of May 31, 1998, Vitalink leased 60 pharmacies in 20 states and its corporate offices in Naperville, Illinois, and In Home Health leased 37 offices and its corporate offices in Minnetonka, Minnesota.

    As of May 31, 1998, Manor Care owned one office building in Silver Spring, Maryland which was leased to third parties, and which was subsequently sold. On August 30, 1995, Manor Care leased a 400,000 square foot headquarters building and a 200,000 square foot free-standing warehouse in Gaithersburg, Maryland, which lease was guaranteed by Manor Care and certain of its subsidiaries. Manor Care also owns several undeveloped parcels. Manor Care also leases office space as needed to accommodate regional employees.

    Twenty-three (23) nursing facilities have been pledged to secure related mortgage and capital lease obligations.


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

    The most significant Action for Manor Care arises from the Kramer landfill, located in Mantua, New Jersey. On October 30, 1989, the New Jersey Department of Environmental Protection sued Manor Care and other defendants in U.S. District Court, District of New Jersey, seeking clean-up costs at the site where subsidiaries of Cenco allegedly transported waste. At about the same time, the United States filed a lawsuit against approximately 25 defendants in the same court seeking recovery of its expenses arising in connection with this site. Manor Care is a defendant in the latter suit. Based upon a settlement that has been reached with the United States, the State of New Jersey and the defendants, which is pending court approval, and also in view of its insurance coverage, Manor Care believes that the Kramer Action will not have a material adverse effect on its financial condition or results of operation. Manor Care believes that the settlement will be approved. If the settlement is not approved, a court would have to allocate responsibility and Manor Care's allocation could change.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ---------------------------------------------------------------------

    The shares of Manor Care's Common Stock are listed and traded on the New York Stock Exchange. Information on the high and low sales prices of Manor Care's Common Stock and the frequency and amount of dividends declared during the past two years is set forth in the table below.

                   Market Price Per Share    Cash Dividends Paid Per Share

Quarters ended     High            Low       Amount            Date

----------------------------------------------------------------------------
FISCAL 1998
August             $34.13          $28.13    $.022              8/27/97
November           $36.44          $30.31    $.022             11/26/97
February           $37.94          $33.06    $.022              2/27/98
May                $40.19          $29.19    $.022              5/27/98

FISCAL 1997

August             $39.63*         $31.50*   $.022              8/27/96
November           $42.25*         $23.75    $.022             11/27/96
February           $28.00          $24.13    $.022              2/27/97
May                $28.38          $21.88    $.022              5/27/97

----------------------------------------------------------------------------

* Market prices prior to November 1, 1996, are reflective of the stock value prior to the spin-off of the discontinued lodging business.


    As of August 10, 1998, there were approximately 4,976 record holders of Manor Care Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  -----------------------

                                                                Fiscal Years Ended May 31,
                                          --------------------------------------------------------------------
                                               1998          1997          1996          1995       1994
                                          --------------------------------------------------------------------
                                                                   (In thousands)
STATEMENT OF INCOME DATA:
Revenues                                     $1,359,329   $1,294,574    $1,141,911    $946,761    $859,394
Expenses:
  Operating expenses                          1,063,683    1,012,799       883,459     719,780     650,637
  Depreciation and amortization                  79,275       70,851        63,723      50,621      45,662
  General corporate and other                    60,721       68,563        72,322      63,197      45,666
  Provisions for asset impairment and
    restructuring                                13,500            -        26,300           -           -
                                             ----------   ----------    ----------    --------    --------
     Total expenses                           1,217,179    1,152,213     1,045,804     833,598     741,965
                                             ----------   ----------    ----------    --------    --------
Income from continuing operations before
  other income and (expenses) and income
  taxes                                         142,150      142,361        96,107     113,163     117,429
                                             ----------   ----------    ----------    --------    --------
Other income and (expenses):
  Interest income from advances to
   discontinued lodging segment                   4,093       21,221        19,673      15,492      10,665
  Interest expense                              (31,541)     (40,599)      (31,259)    (23,534)    (27,519)
  Other income, net                              20,352       11,098         6,125       7,195       1,504
                                             ----------   ----------    ----------    --------    --------
Income from continuing operations before
 income taxes                                   135,054      134,081        90,646     112,316     102,079
Income taxes                                     50,831       51,186        36,694      44,338      44,214
                                             ----------   ----------    ----------    --------    --------

Income from continuing operations            $   84,223   $   82,895    $   53,952    $ 67,978    $ 57,865
                                             ==========   ==========    ==========    ========    ========

                                                                        As of May 31,
                                          --------------------------------------------------------------------
                                               1998        1997          1996            1995          1994
                                          --------------------------------------------------------------------
                                                                    (In thousands)
BALANCE SHEET DATA:
Total assets                              $1,741,277    $1,640,978     $1,656,927      $1,276,175   $1,073,487
Long-term debt                               533,729       491,600        490,575         315,271      223,892
Shareholders' equity                         779,460       690,431        707,769         624,873      533,815

                                                                   Fiscal Years Ended  May 31,
                                          --------------------------------------------------------------------
                                               1998        1997          1996            1995          1994
                                          --------------------------------------------------------------------
                                                                    (In thousands)
OTHER FINANCIAL DATA:
Cash provided by continuing operating
  activities                              $130,732         $ 77,614      $186,848        $106,416   $ 123,104
Cash used in continuing investing
 activities                                141,131          115,324       247,404         177,015      67,304
Cash provided by (used in) continuing
  financing activities                      29,840           (6,541)      122,698          80,093    (123,241)
Investment in property and equipment and
  systems development                      270,456          178,821       132,795          89,737      71,365

ITEM 7.
-------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     On June 10, 1998, Manor Care, Inc., ("Manor Care") or (the "Company"), Health Care & Retirement Corporation, a Delaware corporation ("HCR"), and Catera Acquisition Corp., a Delaware corporation and wholly owned subsidiary of HCR ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into the Company (the "Merger"). The Merger Agreement provides that each outstanding share of the Company's common stock, par value $.10 per share, shall be converted into the right to receive one share of common stock of HCR, par value $.01 per share. Upon completion of the transaction, the Company will become a wholly owned subsidiary of HCR and the stockholders of the Company will become stockholders of HCR.

     The consummation of the transactions contemplated by the Merger Agreement are subject to the approval of the stockholders of Manor Care and HCR, the receipt of certain regulatory approvals and the expiration of antitrust waiting periods. The transaction is expected to be completed during the fourth quarter of calendar year 1998. If completed, the transaction will be accounted for as a pooling of interests. Due to the impending Merger, the Company no longer plans to separate its skilled nursing facility management, assisted living and home health businesses from its skilled nursing facility ownership, real estate and health care facility development businesses.

     A number of significant factors, which are discussed below, affected the consolidated results of operations, financial condition and liquidity of the Company during the three fiscal years ended May 31, 1998, May 31, 1997 and May 31, 1996. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto for such fiscal years, included under
Item 8 in this Form 10-K. The Consolidated Financial Statements include the results of operations of In Home Health, Inc. ("In Home Health") and Manor Care's assisted living and skilled nursing operations.

OVERVIEW AND OUTLOOK

     The Company owns and operates skilled nursing and assisted living facilities serving primarily the private pay elderly market. The Company's skilled nursing facilities provide high acuity, long-term care and Alzheimer's services principally to residents over the age of 65. The Company's assisted living facilities operate under the brand names "Springhouse" and "Arden Courts." Springhouse facilities serve the general assisted living population of frail elderly, while Arden Courts facilities are specifically focused on providing care to persons suffering from early to middle-stage Alzheimer's disease and related memory impairment. These assisted living facilities provide housing, personalized support and health care services in a non-institutional setting designed to address the individual needs of the elderly or Alzheimer's afflicted requiring assistance with activities of daily living, such as eating, bathing, dressing and personal hygiene, but who do not require the level of care provided by a skilled nursing facility.

     The Company also owns approximately 50% of Vitalink Pharmacy Services, Inc. ("Vitalink"), 63% of the voting stock of In Home Health and an acute care hospital. Vitalink is a publicly traded institutional pharmacy company which provides medications, consulting, infusion and other ancillary services to approximately 170,000 institutional beds as well as to home infusion patients through 60 pharmacies. As a result of the anticipated merger of Vitalink with and into Genesis Health Ventures, Inc. ("Genesis"), a Pennsylvania corporation, the accompanying consolidated financial statements reflect the pharmacy operations as a discontinued operation.

     In Home Health is a publicly traded company which provides a broad range of professional and support services to clients requiring medical and personal assistance in their homes. Services provided include nursing care, infusion therapy, rehabilitation, and personal care.

     The Company has increased skilled nursing capacity by approximately 1.9% annually over the last five fiscal years. Overall occupancy has remained relatively stable during this period. Occupancy for mature facilities, those facilities owned by the Company for a full two-year period, increased from 89.8% to 90.0%, between fiscal year 1997 and fiscal year 1998. During the five-year period from fiscal year 1994 to fiscal year 1998, the Company has increased assisted living capacity substantially, from 6 facilities with 560 beds to 41 facilities with 4,047 beds.

     Despite increasing competition for private pay customers, Manor Care has consistently maintained a high ratio of private pay revenues. The slight decline in Manor Care's private pay mix over the past four years can be attributed primarily to the inroads that assisted living providers have achieved in this market segment.

     The health care industry is highly regulated by Federal, state and local law. Certain of these regulations apply to the relationships between Manor Care, Vitalink and In Home Health, including the provisions of the Medicare related party rule and the federal and state anti-remuneration laws. The Medicare related party rule limits the amount the Medicare program will reimburse for products and services provided by a related party. The Company has treated Vitalink and In Home Health as related parties in compliance with this rule. The Company intends to continue to treat Vitalink and In Home Health as related parties. Accordingly, the Company does not expect that the Medicare related party rule will have a material effect on the conduct of its business. The anti-remuneration laws govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. The Company has treated, and will continue to treat, Vitalink and In Home Health as separate entities, capable of referring or recommending patients to, or receiving referrals or recommendations from, the Company for purposes of the anti-remuneration laws. Accordingly, the Company believes that its business arrangements with Vitalink and In Home Health are in compliance with the anti-remuneration laws.

     Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed by management of the Company to be reasonable, are inherently subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Therefore, investors should not place undue reliance upon such estimates and forward-looking statements.

     Risk factors that could cause the Company's actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by such forward-looking statements include, without limitation: (i) the Company's success in implementing its business strategy, including its success in completing the Merger, (ii) the Company's success in arranging financing where required, (iii) the nature and extent of future competition, (iv) the extent of future health care reform and regulation, including cost containment measures, (v) significant changes in the Company's shareholder base, (vi) increases in the Company's cost of borrowing, (vii) costs associated with the planned Merger, (viii) changes in the mix of payment sources for patient services, including any decrease in the amount and percentage of revenues derived from private payors, (ix) the ability of the Company to continue to deliver high quality care and to attract private pay residents, and/or (x) changes in general economic conditions (including the labor market) and/or in the markets in which the Company may from time to time compete. Many of such risk factors are beyond the control of the Company and its management.

     Other risk factors that could cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements are also detailed from time to time in the Company's public statements and/or filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     Revenues recorded under Federal and state medical assistance programs are subject to adjustment upon audit by appropriate government agencies. For fiscal years 1998, 1997 and 1996, these revenues amounted to $628.7 million, $596.0 million and $502.0 million, respectively. In the opinion of management, any difference between revenues recorded and final determination will not be significant. The Company does not anticipate a material effect on revenues as a result of the Balanced Budget Act of 1997. However, because the regulations pertaining to this Act have neither been proposed nor implemented, this preliminary conclusion is subject to change as a result. If the regulations do have a material effect on the Company, the Company will disclose any such material effect as may be required.

  Fiscal Year 1998 compared to Fiscal Year 1997

     SKILLED NURSING FACILITIES. Skilled nursing revenues increased $73.8 million (6.9%) to $1.1 billion for the fiscal year ended May 31, 1998 as compared to the same period in the prior year. The increase in revenues is principally attributable to increases in rates (3.4%) and capacity. The growth in bed capacity is attributable to the construction of one skilled nursing facility (120 beds) and additions or renovations at existing facilities (175 beds).

     Operating expenses increased $52.1 million (6.5%) to $854.9 million for the fiscal year ended May 31, 1998 as compared to the prior year. The increase in operating expenses is attributable to additional capacity and increased staffing necessitated by higher patient acuity and more complex product and service offerings. As a result, the operating profit associated with the operation of the skilled nursing facilities for the fiscal year ended May 31, 1998 increased to 25.0% from 24.7% in the prior year.

     ASSISTED LIVING BUSINESS. Assisted living revenues increased by $15.4 million or 27.3% for fiscal year 1998 from $56.5 million in the prior year due to capacity ($7.5 million), rate ($5.6 million) and occupancy ($2.3 million) increases. The increase in capacity is due to the opening of nine Arden Courts facilities and one Springhouse facility.

     Operating expenses increased by $9.5 million or 21.0% in fiscal year 1998 compared to fiscal year 1997 as a result of increases in capacity and occupancy.

     HOME HEALTH. Home health revenues decreased $28.8 million for fiscal year 1998 over the prior year, primarily due to adjustments to Medicare receivables in connection with recent Medicare reimbursement decisions related to the allowability of community liaison costs and required documentation to support allowable costs. Revenues recorded under the Medicare program are subject to adjustment upon audit by government intermediaries. As a result of these decisions, In Home Health increased recorded reserves for other unresolved cost disputes by approximately $15.5 million.

     Operating expenses decreased $12.4 million or 10.0% for fiscal year 1998 as compared to the prior year. The decrease in operating expenses is primarily due to a plan to restructure In Home Health's field operations and reduce its cost structure.

     The majority of In Home Health's revenues is derived from services provided to Medicare beneficiaries. Currently, Medicare reimburses participating Medicare certified home health agencies for the reasonable costs incurred to provide covered visits to eligible beneficiaries, subject to certain cost limits. Due to certain limitations on the nature and amount of the costs that are reimbursable, In Home Health incurs a loss on the Medicare business. During 1997, several cost reimbursement issues that were in dispute for several years were resolved through decisions by the Provider Reimbursement Review Board ("PRRB") and the U.S. District Court. As a result of these decisions and other communications from the Health Care Financing Administration ("HCFA"), it became clear that some costs incurred by In Home Health would not be reimbursed by Medicare. Although In Home Health has restructured its operations and eliminated a portion of these nonreimbursable costs, In Home Health will continue to incur some costs that are not reimbursed by Medicare, as management believes they constitute a necessary function to the conduct of its business.

     The Balanced Budget Act of 1997 requires HCFA to implement a prospective payment system for home health agencies by October 1, 1999, with up to a four-year phase-in period. Prospective rates determined by HHS would reflect a 15% reduction to the cost limits and per patient limits as of September 30, 1999.
In the event the implementation deadline is not met, the reduction will be applied to the reimbursement system then in place. The impact of such a change, if implemented, on In Home Health's results of operations cannot be predicted with any certainty at this time and would depend, to a large extent, on the reimbursement rates for home nursing established on an interim basis and under the prospective payment system. There can be no assurances that such reimbursement rates, if enacted, would cover the costs incurred by In Home Health to provide home nursing services. Until the prospective payment system takes effect on October 1, 1999, the Budget Act sets up an interim payment system (the "IPS") that provides for lowering of reimbursement limits for home health visits. Cost limit increases for fiscal 1995 and 1996 have been eliminated. In addition, for cost reporting periods beginning on October 1, 1997, home health agencies' cost limits will be determined at the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of free-standing home health agencies or (iii) an agency-specific per patient cost cap, based on 98% of 1994 costs adjusted for inflation. In Home Health is unable to determine the effect of IPS until HCFA finalizes related regulatory guidance on the implementation of IPS. The new cost limits will apply to In Home Health for the cost reporting period beginning October 1, 1997. A reduction in these cost limits could have a significant effect on In Home Health's results of operations; however, the effect of such reductions cannot be predicted with any level of certainty.

     OTHER RESULTS OF OPERATIONS. Depreciation and amortization increased $8.4 million for the fiscal year 1998 due to increases in property and equipment resulting from additions and renovations to existing facilities as well as new construction during the past twelve months.

     General corporate and other expenses for fiscal year 1998 decreased $7.8 million when compared to the same period last year. This decrease was due to reengineering efforts in both organizational and financial systems. Additionally, a gain of $6.8 million from the sale of three corporate office buildings and a loss of $2.0 million on the sale of two Springhouse facilities are included in general corporate and other expenses for fiscal year 1998. For fiscal year 1997, a gain of $7.3 million from the sale of four nursing centers and charitable contributions expense of $5.0 million are included in general corporate and other expenses. General corporate and other expenses represented 4.5% of revenues during fiscal year 1998, compared to 5.3% for the prior year. General corporate and other expenses include risk management, information systems, treasury, accounting, legal, human resources and other administrative support functions.

     Interest income from advances to discontinued lodging operations decreased by $17.1 million for fiscal year 1998 as compared to the prior year. This reduction was attributable to the prepayment of $110.0 million of indebtedness in the fourth quarter of fiscal year 1997 and the prepayment of the remaining $115.7 million in the second quarter of fiscal year 1998.

     Interest expense decreased $9.1 million for fiscal year 1998 over the prior year. The decrease in interest expense resulted primarily from the retirement of the 9 1/2% Senior Subordinated Debt Notes in November, 1997. Interest capitalized in conjunction with construction programs amounted to $6.8 million for fiscal year 1998 and $4.6 million for fiscal year 1997.

     Income from continuing operations before income taxes for fiscal year 1998 was $135.1 million. This compares to income from continuing operations before income taxes in the prior year of $134.1 million.

     During fiscal year 1998, the Company recorded a restructuring charge of $13.5 million in connection with the Company's plan to separate its skilled nursing, assisted living and home health businesses from its skilled nursing facility management, real estate and healthcare facility development business. The charge includes $5.3 million of severance costs related to corporate staff reductions, $4.6 million of consulting, legal and accounting fees incurred, and $3.6 million of printing, mailing, travel, relicensing and other miscellaneous expenses related to the transaction and the related public filings. Due to the impending Merger, the Company no longer plans to complete this transaction.

     The decrease in income from discontinued pharmacy operations from $42.2 million in fiscal year 1997 to $12.1 million in fiscal year 1998 is due to the $30.4 million after tax gain resulting from the issuance of 11.4 million shares of Vitalink common stock in connection with Vitalink's merger with TeamCare, the pharmacy subsidiary of GranCare, Inc. in February 1997.

     On November 20, 1997, a consensus was reached by the Emerging Issues Task Force regarding reengineering costs (Issue 97-13) providing that all reengineering costs be expensed as incurred based on the fair value of the services rendered. As a result, in November 1997, Manor Care expensed $3.2 million of reengineering costs (net of taxes) as the cumulative effect of a change in accounting principle.

  Fiscal Year 1997 Compared to Fiscal Year 1996

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

     Skilled nursing operating expenses increased from $746.1 million in 1996 to $802.8 million in 1997 ($56.7 million or 7.6%). Additional capacity accounts for $20.5 million of this increase. The remainder of the increase is caused by additional staffing necessitated by higher patient acuity and more complex product and service offerings. Gross margin as a percentage of revenue increased from 24.6% in fiscal year 1996 to 24.7% in fiscal year 1997.

     ASSISTED LIVING. Assisted living revenues increased for fiscal year 1997 by 45.5% or $17.7 million due to increases in rates at existing facilities ($5.3 million), capacity increases ($11.1 million) and occupancy increases ($1.3 million). Capacity increases resulted from the opening of five Arden Courts and one Springhouse facility.

     Operating expenses increased $12.4 million to $45.3 million or 80.1% of net revenues in fiscal year 1997 compared to $32.8 million or 84.4% of net revenues in fiscal year 1996 as a result of increases in capacity and inflation.

     HOME HEALTH. Home health revenues increased 67.7% or $50.2 million for the fiscal year 1997, reflecting a full year of home health operations. The Company entered into the home health business with the acquisition of In Home Health in October 1995. Home health revenues of $74.2 million for fiscal year 1996 represent revenues contributed by In Home Health from its acquisition in October 1995 through May 1996.

     Operating expenses increased $50.6 million to $124.5 million or 100.1% of net revenues in fiscal year 1997 compared to $73.9 million or 99.6% of net revenues in fiscal year 1996. The increase from 1996 to 1997 represents the impact of a full year of expenses in fiscal year 1997 versus eight months of expenses for fiscal year 1996.

     OTHER RESULTS OF OPERATIONS. Depreciation and amortization increased $7.1 million for fiscal year 1997 due to increases in property and equipment resulting from additions and renovations to existing facilities as well as openings as a result of construction during the fiscal year.

     General corporate and other expenses represented 5.3% of revenue in fiscal year 1997 and 6.3% of revenue in fiscal year 1996. General corporate and other expenses include all indirect operating expenses as well as risk management, information systems, treasury, accounting, legal and other administrative support for Manor Care and its various subsidiaries. The reduction of general corporate and other expenses is partially due to a reduction in employees related to the discontinued lodging segment and reengineering efforts in both organizational and financial systems. Additionally, general corporate and other expenses for fiscal year 1997 included a gain of $7.3 million from the sale of four nursing centers and charitable contributions expense of $5.0 million.

     Interest expense increased 29.9% in fiscal year 1997 primarily as a result of additional borrowings in connection with newly developed facilities and acquisitions, as discussed above.

     On November 1, 1996, Manor Care completed the spin-off of its lodging segment by contributing its net investment in discontinued lodging operations totaling $164.2 million to Choice Hotels International, Inc. Manor Care shareholders of record on October 10, 1996, received one share of Choice Hotels International, Inc. common stock for each outstanding share of Manor Care common stock. Accordingly, lodging results are reported as discontinued operations for all periods presented. Fiscal year 1997 results contain five months of income versus a full year of income in fiscal year 1996.

     Manor Care recorded provisions of $26.3 million in fiscal year 1996 related to the impairment of certain long lived assets and costs associated with Manor Care's restructuring of its healthcare business. The most significant components of the provisions were non-cash asset impairment charges of $21.2 million relating to writedowns of property, equipment and capitalized system development costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains adequate capital resources, including strong operating cash flows and committed lines of credit, to support ongoing operations and to fulfill capital requirements in the foreseeable future.

     On November 1, 1996, the Company separated its lodging business from its healthcare business via a tax-free spin-off of the lodging division. In conjunction with this spin-off, the Company received a three-year, $225.7 million 9% note from its lodging segment. In April

1997, Manor Care received a prepayment of $110.0 million on the advances to the discontinued lodging segment. In October 1997, the Company received prepayment of the remaining $115.7 million. All proceeds were used to repay borrowings under the $250 million competitive advance and multi-currency revolving credit facility (the "Credit Facility").

     In November 1992, the Company issued $150.0 million of 9 1/2% Senior Subordinated Notes due November 2002. In July 1996, the Company repurchased $9.9 million of the 9 1/2 % Senior Subordinated Notes for $10.5 million. In November 1997, the Company redeemed all outstanding 9 1/2% Senior Subordinated Notes due 2002 at a redemption price of 103.56% with the proceeds of borrowings under the Facility. The Company recorded an extraordinary item of $3.2 million after taxes representing the premium paid on redemption.

     In September 1996, the Company amended its Credit Facility to provide for the spin-off of the lodging division. The Credit Facility expires in September 2001. At May 31, 1998, bank lines totaled $350.0 million, of which $28.5 million remained unused.

     In June 1996, the Company completed a public offering of unsecured Senior Notes in the amount of $150.0 million, the proceeds of which were used to repay borrowings under the Credit Facility. The notes are due in June 2006 and carry a 7 1/2% interest rate.

     The Company's working capital ratio was 1.7 at May 31, 1998 and 1.2 at May 31, 1997.

ACQUISITIONS, OPENINGS, DIVESTITURES AND SALES OF PROPERTY

     During fiscal year 1998, investment in property and equipment utilized in continuing operations and systems development amounted to $270.5 million. In addition, Manor Care opened one newly constructed skilled nursing facility located in California and ten assisted living facilities located in Connecticut, Virginia, Maryland (2), Delaware, Georgia (2) and Florida (3). The Company sold two Springhouse facilities located in Florida and Michigan for $4.7 million. Three corporate office buildings located in Maryland were also sold for $18.4 million.

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

     During fiscal year 1996, investment in property and equipment utilized in continuing operations and systems development amounted to $132.8 million. Additionally, the Company acquired four nursing centers and an operating lease for approximately $45.4 million, of which $32.4 million was cash and the remainder was assumed liabilities. Additionally, six assisted living facilities, with five attached skilled nursing units, were purchased for $74.3 million, of which $19.0 million was cash and the remainder was assumed liabilities. In October 1995, the Company purchased approximately 41% of In Home Health's common stock for $22.9 million and invested another $20.0 million for 100% of its outstanding voting convertible preferred stock and for warrants to purchase an additional 6.0 million shares of common stock. On April 13, 1998 the Company entered into a Preferred Stock Modification Agreement with In Home Health. Under this agreement, the Company agreed, with respect to 70,000 shares (the "Modified Shares") of the preferred stock, to waive the right to give notice on or after October 24, 2000 requiring the Registrant to redeem the Modified Shares. The remaining 130,000 shares may be redeemed in cash at the option of the Company on and after October 24, 2000. The In Home Health redeemable preferred stock ranks senior to the In Home Health common stock, has voting rights on an as-if converted basis, and is initially convertible into 10 million shares of In Home Health common stock at a conversion price of $2.00 per share. The In Home Health redeemable preferred stock bears dividends at 12% per annum and has a liquidation preference of $100.00 per share. The In Home Health redeemable preferred stock will accrete over five years from its fair value of $18,500,000 on the date of issuance to its redemption price of $20 million as of the redemption date. The In Home Health warrants purchased by the Company have an exercise price of $3.75 per share and expire in October 1998.

DISCONTINUED PHARMACY OPERATIONS

     On April 26, 1998, Vitalink entered into an Agreement and Plan of Merger (the "Vitalink Merger Agreement") with Genesis. Pursuant to the Vitalink Merger Agreement, Vitalink will merge with and into Genesis (the "Vitalink Merger").
In accordance with the Vitalink Merger Agreement, holders of the common stock of Vitalink will receive for each share of Vitalink common stock held, at the election of the holder, either cash consideration in the amount of $22.50, or
0.045 shares of Series G Cumulative Convertible Preferred Stock of Genesis (the "Genesis Preferred Stock").

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

     The Genesis Preferred Stock will bear cash dividends at the initial annual rate of 5.9375%. Genesis Preferred Stockholders will be initially entitled to
13.441 votes per share of Genesis Preferred Stock, and will vote together with the holders of Genesis common stock as a single class on all matters to be voted on by holders of Genesis common stock, and as a separate class on matters as to which the Pennsylvania Business Corporation Law requires a separate class vote.

  At the option of Manor Care, each share of Genesis Preferred Stock will be convertible at any time into Genesis common stock at the conversion price of $37.20 per share, subject to adjustment under certain circumstances. Beginning April 26, 2001, Genesis may under certain circumstances, force conversion of the Genesis Preferred Stock, at conversion prices ranging from $37.20 to $38.87 per share of Genesis common stock. Dividends will cease to accrue in respect of the Genesis Preferred Stock as of the date of the conversion thereof.

THE YEAR 2000 ISSUE

  The Company has assessed and continues to assess the potential impact of the situation commonly referred to as the "Year 2000 Issue." The Year 2000 Issue, which affects most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process data sensitive information relating to the year 2000 and beyond. The Company is in the process of determining the costs and expenditures associated with the Year 2000 Issue and has several information system improvement initiatives underway to ensure that the Company's computer systems will be Year 2000 compliant. The Company is expected to incur expenditures of approximately $13 million over the next few years to address this issue. The failure by third party payors, such as private insurers, managed care organizations, health maintenance organizations, preferred provider organizations and federal and state government agencies that administer Medicare and/or Medicaid, to adequately address their Year 2000 Issue could adversely affect the Company.

LONG-TERM DEBT

     Total long-term debt was $539.8 million at May 31, 1998 compared to $504.3 million at May 31, 1997. The increase in long-term debt is mainly attributable to the increased investment in property and equipment. The current portion of debt as of May 31, 1998 amounted to $6.1 million.

SHAREHOLDERS' EQUITY

     Shareholders' equity increased to $779.5 million at May 31, 1998 from $690.4 million at May 31, 1997. The increase was primarily due to net income of $89.9 million, the tax benefit of common stock transactions related to employee benefits plans of $4.7 million, and stock options exercised of $2.4 million, offset by dividends paid of $5.6 million. Shareholders' equity decreased to $690.4 million at May 31, 1997 from $707.8 million at May 31, 1996 primarily due to the $164.2 million dividend of the discontinued lodging segment and $6.1 million of cash dividends paid, offset by net income of $136.9 million and stock options exercised of $12.3 million.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities," which requires start-up activities to be expensed as incurred. The Company has until June 2000 to adopt this statement. The Company has not determined when it will adopt this statement nor has it determined the impact of adoption.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. The Company is in the process of determining the timing and the impact of adoption.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 131 in fiscal year 1999 and has not determined the impact of adoption to be significant.

  During the quarter ended February 28, 1998, the Company adopted SFAS No. 128, "Earnings Per Share" issued by the FASB, ("SFAS 128"). The statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled "International Accounting Standards, Earnings Per Share."

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company has until fiscal year 2000 to adopt this statement. The Company has not determined when it will adopt this statement nor has it determined the impact of adoption.

  In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 31, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans; however, it does not change the measurement or recognition of those plans. The Company will adopt the statement in fiscal year 1999 and has not determined the impact to be significant.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not determined when it will adopt the statement nor has it determined the impact of adoption.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Manor Care, Inc.:

  We have audited the accompanying consolidated balance sheets of Manor Care, Inc. (a Delaware corporation) and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above (appearing on pages 27-50) present fairly, in all material respects, the financial position of Manor Care, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index in Item 14, Schedule II is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

  As explained in the footnote to the consolidated financial statements entitled "Summary of Significant Accounting Policies-Impact of New Accounting Pronouncements", effective November, 1997, the Company changed its method of accounting for reengineering costs as prescribed by the Emerging Issues Task Force Issue 97-13.

                                       /s/ Arthur Andersen LLP

Washington, D.C.
July 3, 1998

                               MANOR CARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                 As of May 31,
                                                                        ------------------------------
                                                                            1998              1997
                                                                        ------------------------------
                                                                            (In thousands of dollars)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                          $   48,663          $   29,222
     Receivables (net of allowances for doubtful accounts of
      $30,604 and $36,621)                                                 167,222             135,446
     Inventories                                                            12,795              12,531
     Income taxes                                                           41,619              32,266
     Other                                                                   4,831               7,988
                                                                        ----------          ----------
          Total current assets                                             275,130             217,453
                                                                        ----------          ----------
PROPERTY AND EQUIPMENT, AT COST, NET OF
      ACCUMULATED DEPRECIATION                                           1,132,427           1,004,663
                                                                        ----------          ----------
GOODWILL                                                                    28,777              29,576
                                                                        -----------          ----------

INVESTMENT IN DISCONTINUED PHARMACY SEGMENT                                193,398             178,079
                                                                        ----------           ---------

ADVANCES TO DISCONTINUED LODGING SEGMENT                                         -             115,723
                                                                        ----------          ----------

OTHER ASSETS                                                               111,545              95,484
                                                                        ----------          ----------

          TOTAL ASSETS                                                  $1,741,277          $1,640,978
                                                                        ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                                  $    6,104          $   12,680
     Accounts payable                                                       55,599              59,590
     Accrued expenses                                                       96,395             109,540
                                                                        ----------          ----------
          Total current liabilities                                        158,098             181,810
                                                                        ----------          ----------

MORTGAGES AND OTHER LONG-TERM DEBT                                         533,729             491,600
                                                                        ----------          ----------
DEFERRED INCOME TAXES ($198,132 AND $187,585)
       AND OTHER                                                           265,992             261,624
                                                                        ----------          ----------

MINORITY INTEREST                                                            3,998              15,513
                                                                        ----------          ----------

SHAREHOLDERS' EQUITY
     Common stock $.10 par, 160.0 million shares
       authorized; 67.1 million and 66.8 million shares issued
        and outstanding                                                      6,712               6,682
     Contributed capital                                                   201,895             194,640
     Retained earnings                                                     622,661             538,630
     Treasury stock, 3.2 million shares, at cost                           (51,808)            (49,521)
                                                                        ----------          ----------
          Total shareholders' equity                                       779,460             690,431
                                                                        ----------          ----------
          TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY                                    $1,741,277          $1,640,978
                                                                        ==========          ==========

 The accompanying notes are an integral part of these consolidated statements.

                               MANOR CARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Years ended May 31,
                                                                         -----------------------------------------------
                                                                              1998             1997             1996
                                                                         -----------------------------------------------
                                                                         (In thousands of dollars, except per share data)
REVENUES                                                                   $1,359,329      $1,294,574         $1,141,911
                                                                           ----------      ----------         ----------
EXPENSES
     Operating expenses                                                     1,063,683       1,012,799            883,459
     Depreciation and amortization                                             79,275          70,851             63,723
     General corporate and other                                               60,721          68,563             72,322
     Provisions for asset impairment and restructuring                         13,500               -             26,300
                                                                           ----------      ----------         ----------
     Total expenses                                                         1,217,179       1,152,213          1,045,804
                                                                           ----------      ----------         ----------
INCOME FROM CONTINUING OPERATIONS BEFORE OTHER
     INCOME AND (EXPENSES) AND INCOME TAXES                                   142,150         142,361             96,107
                                                                           ----------      ----------         ----------
OTHER INCOME AND (EXPENSES)
     Interest income from advances to discontinued lodging
       segment                                                                  4,093          21,221             19,673
     Interest income and other                                                  8,292           8,499              5,385
     Minority interest                                                         12,060           2,599                740
     Interest expense                                                         (31,541)        (40,599)           (31,259)
                                                                           ----------      ----------         ----------

     Total other income and (expenses), net                                    (7,096)         (8,280)            (5,461)
                                                                           ----------      ----------         ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES                                                             135,054         134,081             90,646
INCOME TAXES                                                                   50,831          51,186             36,694
                                                                           ----------      ----------         ----------
INCOME FROM CONTINUING OPERATIONS                                              84,223          82,895             53,952
DISCONTINUED OPERATIONS
     Income from discontinued pharmacy operations (net of
      taxes of $19,732, $33,514 and $9,306, respectively)                      12,070          42,218             11,519
     Income from discontinued lodging operations (net of
       taxes of $0, $8,734 and $14,966, respectively)                               -          11,829             20,436
                                                                           ----------      ----------         ----------

INCOME BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                                                  96,293         136,942             85,907
EXTRAORDINARY ITEM, NET OF TAXES OF $2,150                                     (3,216)              -                  -
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF TAXES OF $2,115                                        (3,173)              -                  -
                                                                           ----------      ----------         ----------
NET INCOME                                                                  $  89,904      $  136,942         $   85,907
                                                                           ==========      ==========         ==========

WEIGHTED AVERAGE SHARES OF COMMON STOCK-BASIC                                  63,794          63,257             62,628
                                                                           ----------      ----------         ----------
NET INCOME PER SHARE OF COMMON STOCK-BASIC
     Income from continuing operations                                      $    1.32      $     1.31         $     0.86
     Income from discontinued pharmacy operations (net of taxes)                 0.19            0.67               0.18
     Income from discontinued lodging operations (net of taxes)                     -            0.19               0.33
     Extraordinary item (net of taxes)                                           (.05)              -                  -
     Cumulative effect of change in accounting principle (net of
      taxes)                                                                     (.05)              -                  -
                                                                           -----------     ----------         ----------
     Net income per share of common stock - basic                           $    1.41      $     2.16(a)      $     1.37
                                                                           ==========      ==========         ==========
WEIGHTED AVERAGE SHARES OF COMMON STOCK - ASSUMING DILUTION                    64,671          63,979             63,136
                                                                           ----------      ----------         ----------
NET INCOME PER SHARE OF COMMON STOCK - ASSUMING DILUTION
     Income from continuing operations                                      $    1.30      $     1.30         $     0.85
     Income from discontinued pharmacy operations (net of taxes)                 0.19            0.66               0.18
     Income from discontinued lodging operations (net of taxes)                     -            0.18               0.32
     Extraordinary item (net of taxes)                                           (.05)              -                  -
     Cumulative effect of change in accounting principle (net of
      taxes)                                                                     (.05)              -                  -
                                                                           -----------     ----------         ----------
     Net income per share of common stock - assuming dilution               $    1.39      $     2.14         $     1.36(a)
                                                                           ===========     ==========         ==========

 The accompanying notes are an integral part of these consolidated statements.
(a) Does not add due to rounding.

                               MANOR CARE, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Common Stock      Contributed   Retained   Translation     Treasury Stock
(In thousands of dollars, except share information)  Shares    Amount     Capital     Earnings    Adjustment     Shares    Amount
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1995                              65,513,734  $6,553     $168,699  $ 491,520       $   709      2,989,264   $42,608

  Net income                                                -       -            -     85,907             -              -         -

  Exercise of stock options                           269,156      28        3,279          -             -              -         -

  Treasury shares acquired                                  -       -            -          -             -          30,208    1,131

  Cash dividends                                            -       -            -     (5,502)            -               -        -

  Other                                                     -       -        2,386          -        (2,071)              -        -
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1996                              65,782,890   6,581      174,364    571,925        (1,362)      3,019,472   43,739

  Net income                                                -       -            -    136,942             -               -        -

  Exercise of stock options                         1,011,951     101       12,153          -             -               -        -

  Treasury shares acquired                                  -       -            -          -             -         134,118    5,782

  Cash dividends                                            -       -            -     (6,108)            -               -        -

  Dividend of discontinued                                                                                -
          lodging segment                                   -       -            -   (164,225)        1,362               -        -

  Tax benefit of common
          stock transactions
          related to employee
          benefit plans                                     -       -        6,818          -             -               -        -

  Other                                                     -       -        1,305         96             -               -        -
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                              66,794,841   6,682      194,640    538,630             -       3,153,590   49,521

  Net income                                                -       -            -     89,904             -               -        -

  Exercise of stock options                           296,361      30        2,415          -             -               -        -

  Treasury shares acquired                                  -       -            -          -             -          71,890    2,287

  Cash dividends                                            -       -            -     (5,600)            -               -        -

  Tax benefit of common
          stock transactions
          related to employee
          benefit plans                                     -       -        4,738          -             -               -        -

  Other                                                     -       -          102       (273)            -               -        -
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                              67,091,202  $6,712     $201,895  $ 622,661       $     -       3,225,480  $51,808
------------------------------------------------------------------------------------------------------------------------------------


 The accompanying notes are an integral part of these consolidated statements.

                                MANOR CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years ended May 31,
                                                                                --------------------------------------
                                                                                   1998              1997        1996
                                                                                --------------------------------------
                                                                                         (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $  89,904         $   136,942   $  85,907
Reconciliation of net income to net cash provided by operating activities:
     Income from discontinued pharmacy operations                                (12,070)            (42,218)    (11,519)
     Income from discontinued lodging operations                                       -             (11,829)    (20,436)
     Depreciation and amortization                                                79,275              70,851      63,723
     Cumulative effect of change in accounting principle                           5,288                   -           -
     Provisions for asset impairment and restructuring                            13,500                   -      26,300
     Write-off of In Home Health Medicare receivables                             15,451                   -           -
     Amortization of debt discount                                                   271                 513         455
     Provisions for bad debts                                                     26,189              15,930      13,778
     Increase (decrease) in deferred taxes                                         1,194              26,354      (4,949)
     Gain on sale of facilities                                                   (4,811)             (7,322)          -
     Gain on sale of investments                                                    (315)                  -           -
     Minority interest                                                           (12,060)             (2,599)       (740)
Changes in assets and liabilities (excluding sold facilities and acquisitions):
     Change in receivables                                                       (50,708)            (64,864)    (30,890)
     Change in inventories and other current assets                                2,846              (3,783)         44
     Change in current liabilities                                               (17,043)            (21,829)     46,807
     Change in income taxes payable                                                    -              (5,444)     13,062
     Change in other liabilities                                                  (6,179)            (13,088)      5,306
                                                                               ---------         -----------   ---------

NET CASH PROVIDED BY CONTINUING OPERATIONS                                       130,732              77,614     186,848
                                                                               ---------         -----------   ---------
NET CASH PROVIDED (UTILIZED) BY DISCONTINUED PHARMACY OPERATIONS                   5,051                (234)     11,768
                                                                               ---------         -----------   ---------
NET CASH PROVIDED BY DISCONTINUED LODGING OPERATIONS                                   -              40,599      52,682
                                                                               ---------         -----------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        135,783             117,979     251,298
                                                                               ---------         -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment                                            (237,516)           (163,068)   (118,359)
Acquisition of assisted living facilities                                              -                   -     (19,050)
Investment in systems development                                                (32,940)            (15,753)    (14,436)
Acquisition of skilled nursing facilities                                              -             (17,793)    (32,369)
Acquisition of Vitalink stock                                                          -             (30,000)          -
Purchase of home health business                                                       -                   -     (22,950)
Proceeds from sale of facilities                                                  23,180              17,283           -
(Advances to) receipts from discontinued pharmacy segment                         (9,373)            (15,857)         22
Receipts from (advances to) discontinued lodging segment                         115,723             113,267     (27,201)
Other items, net                                                                    (205)             (3,403)    (13,061)
                                                                               ---------          ----------   ---------
NET CASH UTILIZED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS              (141,131)           (115,324)   (247,404)
                                                                               ---------          ----------   ---------
NET CASH PROVIDED (UTILIZED) BY INVESTING ACTIVITIES OF DISCONTINUED
 PHARMACY OPERATIONS                                                              15,687             (93,911)    (11,714)
NET CASH UTILIZED BY INVESTING ACTIVITIES OF DISCONTINUED LODGING              ---------         -----------   ---------
 OPERATIONS                                                                            -             (29,424)   (169,641)
                                                                               ---------         -----------   ---------
NET CASH UTILIZED BY INVESTING ACTIVITIES                                       (125,444)           (238,659)   (428,759)
CASH FLOWS FROM FINANCING ACTIVITIES:                                           ---------        -----------   ---------
Borrowings of long-term debt                                                     260,380             179,981     149,000
Principal payments of long-term debt                                             (78,998)           (176,986)    (22,976)
Proceeds from exercise of stock options                                            2,445              12,254       3,307
Treasury stock acquired                                                           (2,287)             (5,782)     (1,131)
Retirement of debentures                                                        (146,100)             (9,900)          -
Dividends paid                                                                    (5,600)             (6,108)     (5,502)
                                                                               ---------         -----------   ---------
NET CASH PROVIDED (UTILIZED) BY FINANCING ACTIVITIES OF
 CONTINUING OPERATIONS                                                            29,840              (6,541)    122,698
                                                                               ---------         -----------   ---------
NET CASH (UTILIZED) PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED
 PHARMACY OPERATIONS                                                             (20,738)             94,145         (54)
                                                                               ---------         -----------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF
     DISCONTINUED LODGING OPERATIONS                                                   -                 654      43,687
                                                                               ---------         -----------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          9,102              88,258     166,331
                                                                               ---------         -----------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           19,441             (32,422)    (11,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    29,222              61,644      72,774
                                                                               ---------         -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  48,663         $    29,222   $  61,644
                                                                               =========         ===========   =========
NON-CASH ACTIVITIES:

     Liabilities assumed in connection with acquisition of property            $       -         $         -   $  68,250
                                                                               =========         ===========   =========

 The accompanying notes are an integral part of these consolidated statements.

                               MANOR CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUBSEQUENT EVENT - MERGER

  On June 10, 1998, Manor Care, Inc. ("Manor Care") or (the "Company"), Health Care & Retirement Corporation, a Delaware corporation ("HCR"), and Catera Acquisition Corp., a Delaware corporation and wholly owned subsidiary of HCR ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Manor Care. The Merger Agreement provides that, with certain limited exceptions, each outstanding share of Manor Care's common stock, par value $.10 per share, shall be converted into the right to receive one share of common stock of HCR, par value $.01 per share. Upon completion of the transaction, Manor Care will become a wholly owned subsidiary of HCR and the stockholders of Manor Care will become stockholders of HCR. The consummation of the transactions contemplated by the Merger Agreement are subject to the approval of the stockholders of Manor Care and HCR, the receipt of certain regulatory approvals and the expiration of antitrust waiting periods.

  The transaction is expected to be completed during the fourth quarter of calendar year 1998. If completed, the transaction will be accounted for as a pooling of interests. Due to the impending Merger, the Company no longer plans to separate its skilled nursing facility management, assisted living and home health businesses from its skilled nursing facility ownership, real estate and healthcare facility development businesses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Manor Care, Inc. and its subsidiaries (the "Company"). As a result of the Company's spin-off of its lodging operations, and the anticipated merger of Vitalink Pharmacy Services, Inc. ("Vitalink") with and into Genesis Health Ventures, Inc. ("Genesis"), the accompanying consolidated financial statements reflect the lodging and pharmacy segments as discontinued operations. All significant intercompany transactions have been eliminated, except for advances to the discontinued lodging segment and the related interest income.

CASH

  The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

The components of property and equipment at May 31, were as follows.

                                                   1998                 1997
                                                   ----                 ----
                                                 (In thousands of dollars)
Land                                             $  102,601       $   97,569
Building and improvements                         1,034,109          969,660
Capitalized leases                                   12,747           12,747
Furniture, fixtures and equipment                   231,145          214,239
Facilities in progress                              138,839           58,200
                                                 ----------       ----------
                                                  1,519,441        1,352,415
Less:  Accumulated depreciation and amortization   (387,014)        (347,752)
                                                 ----------       ----------
                                                 $1,132,427       $1,004,663
                                                 ==========       ==========

  Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates have been based follows.

Building and improvements           10-40 years
Furniture, fixtures and equipment    3-20 years

  Accumulated depreciation includes $9.9 million and $9.4 million at May 31, 1998 and 1997, respectively, relating to capitalized leases. Capitalized leases are amortized on a straight-line basis over the lesser of the lease term or the remaining useful life of the leased property.

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

  The Company capitalizes interest on borrowings applicable to facilities in progress. Interest has been capitalized as follows: 1998, $6.8 million; 1997, $4.6 million; 1996, $3.1 million.

ACCOUNTING FOR CAPITALIZED SYSTEMS DEVELOPMENT COSTS

  Costs incurred for systems development include direct payroll and consulting costs. These costs are capitalized and are amortized over the lesser of the estimated useful lives of the related systems or ten years.

ACCOUNTING FOR INVESTMENTS IN JOINT VENTURES

  The Company uses the equity method to account for investments in entities in which it has less than a majority interest but can exercise significant influence. These investments are classified on the accompanying balance sheets as other long-term assets. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliate as they occur. Losses are limited to the extent of the Company's investments in, advances to and guarantees for the investee.

GOODWILL

  Goodwill primarily represents an allocation of the excess purchase price of certain acquisitions over the recorded fair value of the net assets. Goodwill is amortized over 40 years. Amortization expense amounted to $0.8 million, $0.3 million and $0.2 million in each of the years ended May 31, 1998, 1997 and 1996, respectively.

MINORITY INTEREST

     The Company has controlling investments in certain entities which are not wholly-owned. Amounts reflected as minority interest represent the minority owners' share of income in these entities. Minority interest liability represents the cumulative minority owners' share of income in these entities.

INSURANCE PROGRAMS

  The Company was self-insured for general, professional and automobile liability as well as workers' compensation coverage in prior fiscal years. On April 20, 1998, the Company paid $17.9 million to Hartford Insurance Company in order to effect a loss portfolio transfer, transferring all workers' compensation, professional, general and automobile liabilities prior to June 1, 1997, except for certain liabilities relating to the discontinued lodging and pharmacy segments. These liabilities continue to be self-insured. The estimated costs of these programs are accrued at a discount rate of 6% based on actuarial projections for known and incurred but not reported claims. The balance of the Company's exposure for general and professional liability, automobile liability and workers' compensation coverage is fully insured.

ACCOUNTING FOR STOCK-BASED COMPENSATION

  The Company has elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has disclosed herein pro forma net income and pro forma earnings per share in the footnotes using the fair value based method. Refer to the "Capital Stock" footnote for further information.

EARNINGS PER SHARE

  In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). The Company adopted this statement effective for the quarter ended

February 28, 1998. SFAS 128 replaced the calculation of primary and fully diluted earnings per share pursuant to Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share," with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share. Earnings per share amounts for all years have been presented in conformity with SFAS 128.

  Basic and diluted earnings per common share are computed by dividing income from continuing operations, income from discontinued pharmacy and lodging operations, extraordinary item (loss on extinguishment of debt), cumulative effect of change in accounting principle, and net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 63,794,000, 63,257,000 and 62,628,000 for basic earnings per share and 64,671,000, 63,979,000 and 63,136,000 for earnings per share assuming dilution for fiscal years 1998, 1997, and 1996 respectively. The difference between the weighted average number of shares of common stock outstanding used in the basic and diluted earnings per share computations is entirely due to the assumed exercise of outstanding stock options for diluted earnings per common share.

REVENUE RECOGNITION

  Revenues are recognized at the time the service is provided to the resident. The Company records revenue for services to Medicare beneficiaries at the time the services are rendered and based on the Medicare cost reimbursement principles. Under those principles, Medicare reimburses the Company for the reasonable costs (as defined) incurred in providing care to Medicare beneficiaries. The Company reports as reimbursable costs in the Medicare cost reports only those costs it believes to be reimbursable under the applicable Medicare cost reimbursement principles. In determining the amount of revenue to be recorded, those costs are reduced for costs that are in excess of reimbursable cost limits, and for costs for which reimbursement may be questionable based on the Company's understanding of reimbursement principles in effect at that time. Accordingly, this process results in recording revenue only for the costs that the Company believes are reasonably assured of recovery. Refer to the "Commitments and Contingencies" footnote for additional information.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported or disclosed in its financial statements and the notes related thereto. Actual results could differ from those estimates.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires start-up activities to be expensed as incurred. The Company has until June 2000 to adopt this statement. The Company has not determined when it will adopt this statement nor the impact of adoption.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. The Company is in the process of determining the timing and impact of adoption.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 131 in fiscal year 1999 and has not determined the impact of adoption to be significant.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company has until fiscal year 2000 to adopt this statement. The Company has not determined when it will adopt this statement nor has it determined the impact of adoption.

  In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 31, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans; however, it does not change the measurement or recognition of those plans. The Company will adopt the statement in fiscal year 1999 and has not determined the impact to be significant.

  In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not determined when it will adopt the statement nor has it determined the impact of adoption.

  On November 20, 1997 a consensus was reached by the Emerging Issues Task Force regarding reengineering costs (Issue 97-13) providing that all reengineering costs be expensed as incurred based on the fair value of the services rendered. As a result, in November 1997, the Company expensed $3.2 million of reengineering costs (net of taxes) as the cumulative effect of a change in accounting principle.

LONG-TERM RECEIVABLES

  Long-term receivables of $1.2 million and $22.0 million at May 31, 1998 and 1997, respectively, represent accounts receivable from Medicare at In Home Health, Inc. ("In Home

Health"), relating primarily to the reimbursement of disputed costs from prior years, and are included in Other Assets on the Consolidated Balance Sheets.

  Approximately 51% of In Home Health's revenue is derived from services provided to Medicare beneficiaries through cost reimbursement programs. Virtually all of the payments for these services are based on the Medicare program's reimbursable costs incurred in rendering the services. Cost reports are filed annually and are subject to audit and retroactive adjustment. In Home Health reports revenue for those costs that it believes are probable of recovery under applicable Medicare statutes and regulations.

  Over the years Medicare auditors have claimed that certain costs were not reimbursable under the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports that are contrary to In Home Health's interpretation or on what In Home Health believes is the misapplication of specific reimbursement principles.

  As of May 31, 1998 and 1997, total In Home Health accounts receivable due from Medicare were approximately $9.3 million and $40.5 million, respectively,
including disputed costs of $4.7 million and $37.7 million.   On a consolidated
basis, In Home Health has established reserves against these disputed costs of $3.5 million and $9.8 million for fiscal years 1998 and 1997. The Company does not believe that the resolution of these disputed costs will be accomplished in the next year. Therefore, they have been classified as non-current assets. Additionally, as of May 31, 1998 and 1997, In Home Health had received approximately $9.3 million and $12.5 million in payment from Medicare for disputed costs. Because Medicare may require repayment of these amounts, the potential liability is recorded as an offset to Receivables on the Consolidated Balance Sheets. In August 1997, In Home Health received three court decisions relating to certain of these amounts. In Home Health evaluated these decisions on its recorded accounts receivable and, accordingly, recorded a reserve of $15.5 million in fiscal year 1998. The net impact to the Company after taxes and minority interest was approximately $3.8 million.

     As of May 31, 1997, In Home Health had received reports challenging $18.9 million of these costs. An additional $18.8 million of costs similar to the costs which had been challenged had been incurred through May 31, 1997 related to open cost reporting years. Of this $37.7 million, approximately $22.5 million related to the treatment of certain community liaison personnel costs, which Medicare alleged were unreimbursable sales costs. Other significant disputed costs related to physical therapists employed by In Home Health and certain other branch and corporate expenses.

ACCRUED EXPENSES

Accrued expenses at May 31, 1998 and 1997 were as follows.

                                                        1998           1997
     --------------------------------------------------------------------------
                                                       (In thousands of dollars)
     Payroll                                               $55,723      $ 55,120
     Taxes, other than income                               14,175        14,125
     Insurance                                                   -        17,346
     Interest                                                5,790         7,457
     Other                                                  20,707        15,492
                                                           -------      --------
                                                           $96,395      $109,540
                                                           =======      ========

LONG-TERM DEBT

Maturities of long-term debt at May 31, 1998 were as follows.

     Fiscal year
     -----------------------------------------------
                  (In thousands of dollars)

     1999                                $  6,104
     2000                                   5,822
     2001                                   5,285
     2002                                   5,402
     2003                                   8,524
     2004 to 2024                         508,696
                                          -------
                                         $539,833
                                          =======

  Long-term debt, consisting of mortgages, capital leases, Senior Notes, Senior Subordinated Notes, borrowings under the Company's $250.0 million competitive advance and multi-currency revolving credit facility (the "Facility"), and borrowings under two lines of credit, was net of discount of $0.9 million and $1.2 million at May 31, 1998 and 1997, respectively. Amortization of discount was $0.3 million in 1998 and $0.5 million in 1997 and 1996. At May 31, 1998, the Company had mortgages and capital leases of $68.9 million.

  Interest paid was $33.2 million in 1998, $34.1 million in 1997 and $29.8 million in 1996. During fiscal year 1998, the interest rate on the Senior Notes was 7.5%. Interest rates on mortgages and other long-term debt ranged from 3.0% to 12.0%. The weighted average interest rate in fiscal year 1998 was 6.4%.

  In June 1996, the Company issued $150.0 million of 7 1/2% Senior Notes due 2006. These notes are redeemable at the option of the Company at any time at a price equal to the greater of (a) the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest, discounted with an applicable treasury rate plus 15 basis points, plus accrued interest to the date of redemption. The proceeds of this offering were used to repay borrowings under the Facility.

  In November 1992, the Company issued $150.0 million of 9 1/2% Senior Subordinated Notes due November 2002. In July 1996, the Company repurchased $9.9 million of the 9 1/2% Senior Subordinated Notes for $10.5 million. In November 1997, the Company redeemed all outstanding 9 1/2% Senior Subordinated Notes due 2002 at a redemption price of 103.56% with the proceeds of borrowings under the Facility. The Company recorded an extraordinary item of $3.2 million after taxes representing the premium paid on redemption.

  In September 1996, the Company amended the Facility provided by a group of sixteen banks. The Facility provides that up to $75.0 million is available for borrowings in foreign currencies. Borrowings under the Facility are, at the option of the Company, at one of several rates including LIBOR plus 20 basis points. In addition, the Company has the option to request participating banks to bid on loan participation at lower rates than those contractually provided by the Facility. The Facility presently requires the Company to pay fees of 1/10 of 1% on the entire loan commitment. The Facility will terminate on September 6, 2001. At May 31, 1998, outstanding revolver borrowings amounted to $245.0 million. The Company also has $76.5 million in borrowings under two lines of credit with an available limit totaling $100.0 million. These lines of credit expire on September 1, 1998 and on December 31, 1998, and are expected to be refinanced prior to their expiration dates. Therefore, the outstanding borrowings are classified as long-term on the Consolidated Balance Sheet at May 31, 1998.

  Various debt agreements impose, among other restrictions, restrictions regarding financial ratios. Pursuant to such restrictions, owned property with a net book value of $121.4 million was pledged or mortgaged.

LEASES

  The Company operates certain property and equipment under leases, some with purchase options that expire at various dates through 2035. Future minimum lease payments from continuing operations are as follows.

                                                        Operating     Capitalized
                                                         Leases         Leases
                                                         ------         ------
      Fiscal Year                                     (In thousands of dollars)
      -----------
     1999                                                  $ 9,126           $1,176
     2000                                                    8,115              741
     2001                                                    7,297              313
     2002                                                    6,302              292
     2003                                                   33,977              292
     Thereafter                                             11,417            1,612
                                                           -------           ------
     Total minimum lease payments                          $76,234            4,426
     Less:  Amount representing interest                   =======            1,007
                                                                             ------
     Present value of lease payments                                          3,419
     Less:  Current portion                                                   1,176
                                                                             ------
     Lease obligations included in long-term debt                            $2,243
                                                                             ======

  Rental expense from continuing operations under noncancelable operating leases was $10.5 million in 1998, $8.0 million in 1997, and $6.3 million in 1996.

INTEREST RATE HEDGING

  The Company has entered into multiple interest rate swap agreements to hedge its exposure to fluctuations in interest rates on its long-term debt and operating leases. At May 31, 1998, the Company had six interest rate swap agreements outstanding, with a total notional principal amount of $380.3 million. Three of these agreements effectively convert the Company's interest rate exposure on a floating rate operating lease to a fixed interest rate of 5.60% and mature simultaneously with the relevant operating lease in 2002. The remaining three interest rate swap agreements have a notional principal amount of $350.0 million and effectively convert the Company's interest rate exposure on certain floating rate debt to a weighted average fixed rate of 6.53%. These agreements mature on August 4, 2008. While the Company is exposed to credit loss in the event of nonperformance by other parties to outstanding interest rate swap agreements, the Company does not anticipate any such credit losses.

  In conjunction with the June 1996 issuance of $150.0 million of 7 1/2% Senior Notes, the Company also entered into a series of interest rate swap and treasury lock agreements having a total notional principal amount of $150.0 million. Agreements with a total notional principal amount of $100.0 million were terminated concurrent with the pricing of the notes offering on May 30, 1996 with a $2.7 million cash gain. The remaining agreement, with a total notional principal amount of $50.0 million was terminated on October 23, 1996 with a $1.4 million cash gain. The gains on the termination of the agreements have been deferred and are being amortized against interest expense over the life of the 7 1/2% Senior Notes, effectively reducing the interest rate on the notes to 7.1%. The effect of the agreements on interest expense during the period that the agreements were outstanding was to reduce interest expense to 6.9%.

INCOME TAXES

  The Company files a separate income tax return for In Home Health. The consolidated tax provision, therefore, is based upon the separate tax provisions of each of the companies. Income tax provisions were as follows for the year ended May 31.

                                          1998          1997           1996
                                      ------------  -------------  -------------
                                                (In thousands of dollars)
Current tax expense:
     Federal                           $17,761        $20,239        $33,968
     State                               3,361          4,237          7,165
Deferred tax expense:
     Federal                            23,417         21,513         (3,614)
     State                               6,292          5,197           (825)
                                       -------        -------        -------
                                       $50,831        $51,186        $36,694
                                       =======        =======        =======

Deferred tax (liabilities) assets are comprised of the following at May 31.

                                          1998          1997          1996
                                      ------------  -------------  -----------
                                              (In thousands of dollars)
Depreciation and amortization         $(115,056)       $(98,185)      $ (81,906)
Purchased tax benefits                  (39,892)        (44,110)        (45,527)
Gain on stock issuance                  (31,778)        (37,187)        (11,896)
Other                                   (24,345)        (22,400)        (18,916)
                                      ---------       ---------       ---------
  Gross deferred tax liabilities       (211,071)       (201,882)       (158,245)
                                      ---------       ---------       ---------
Tax deposit                                   -           5,754           5,754
Reimbursement reserve                       229           9,550          16,882
Reserve for doubtful accounts            11,450          12,454           9,242
Deferred compensation                    11,323          13,982           9,526
Other                                     4,338           4,675           6,629
                                      ---------       ---------       ---------
  Gross deferred tax assets              27,340          46,415          48,033
                                      ---------       ---------       ---------
  Net deferred tax                    $(183,731)      $(155,467)      $(110,212)
                                      =========       =========       =========

  A reconciliation of income tax expense at the statutory rate to income tax expense included in the consolidated statements of income follows.

                                            1998              1997              1996
                                      ----------------  ----------------  ----------------
                                                   (In thousands of dollars)
Federal income tax rate                        35%                35%                35%
                                          =======            =======            =======
Federal taxes at statutory rate           $47,269            $46,928            $31,726
State income taxes, net of Federal
  tax benefit                               6,274              6,132              4,121
Minority interest                          (4,221)              (910)              (259)
Tax credits                                  (709)              (143)               (19)
Other                                       2,218               (821)             1,125
                                          -------            -------            -------
Income tax expense                        $50,831            $51,186            $36,694
                                          =======            =======            =======

Income taxes paid on a consolidated basis for the years ended May 31, 1998, 1997, and 1996 were $45.1 million, $41.7 million, and $48.2 million, respectively.

CAPITAL STOCK

  There are 5.0 million shares of authorized but unissued preferred stock with a par value of $1.00 per share. The rights of the preferred shares will be determined by the Board of Directors if the shares are issued.

  During fiscal years 1998 and 1997, the Company acquired 71,890 and 134,118 shares of its common stock for a total cost of $2.5 million and $5.8 million, respectively. A total of 8.9 million shares of common stock have been authorized, under various stock option plans, to be granted to key executive officers and key employees. At May 31, 1998 and 1997, options for the purchase of an aggregate of 3,328,106 and 3,041,807 shares were outstanding at prices equal to the market value of the stock at date of grant. Options totaling 1,136,015 are presently exercisable and 2,192,091 will become exercisable from fiscal year 1999 to 2003 and will expire at various dates to April 2008. In addition, 52,291 options are outstanding for non-employee directors. Options totaling 18,593 are presently exercisable and 33,698 options will become exercisable from fiscal year 1999 to 2002 and will expire at various dates to September 2002. Pursuant to the Merger Agreement, each holder of stock options granted by the Company, whether vested or not vested, shall receive (subject to any applicable income tax withholding) HCR Common Stock having a value equal to the fair market value of the option.

Option activity under the above plans was as shown in the table below.

Options                                  1998                1997                1996
--------------------------------------------------------------------------------------------
Outstanding, beginning of year:
     No. of shares                       3,091,764            3,702,527           3,538,250
     Avg. Option price                  $    14.87           $    16.87          $    14.36
Granted: No. of shares                     767,850              956,400             582,168
     Avg. Option Price                  $    32.78           $    38.82          $    30.89
Adjustment as a result of the
     spin-off: No. of shares                     -            1,454,915                   -
Exercised:  No. of shares                  296,361            1,011,951             269,156
     Avg. Option Price                  $     8.89           $     8.45          $    12.34
Canceled: No. of shares                    182,856            2,010,127             148,735
     Avg. Option Price                  $    26.39           $    22.42          $    20.57
Outstanding, end of year:
     No. of shares                       3,380,397            3,091,764           3,702,527
     Avg. Option Price                  $    18.83           $    14.87          $    16.87
Available for grant at
     May 31: No. of shares               1,070,683            1,680,826           1,089,899

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

(In thousands of dollars,
except per share data)                   1998      1997       1996
-------------------------------------  --------  ---------  --------
Net income:
     As reported                        $89,904   $136,942   $85,907
     Pro forma                          $82,922   $128,141   $81,697
Earnings per share:
     As reported, basic                 $  1.41   $   2.16   $  1.37
     As reported, assuming dilution     $  1.39   $   2.14   $  1.36
     Pro forma, basic                   $  1.30   $   2.03   $  1.30
     Pro forma, assuming dilution       $  1.28   $   2.00   $  1.29

  The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1996 and additional awards are anticipated in future years.

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the Company has assumed a risk-free interest rate equal to approximately 5.55%, 6.36% and 6.37% for fiscal years 1998, 1997 and 1996, respectively, expected volatility of 25.5%, dividend yields based on historical dividends of $.088 per share annually and expected option lives of eight years. The average fair values of the options granted during 1998, 1997 and 1996, as measured on the dates of the grants, are estimated to be $15.07, $15.12 and $11.96, respectively.

ACQUISITIONS & DIVESTITURES

  During fiscal year 1998, Manor Care opened one newly constructed skilled nursing facility located in California and ten assisted living facilities located in Connecticut, Virginia, Maryland (2), Delaware, Georgia (2) and Florida (3). The Company sold two Springhouse facilities located in Florida and Michigan for $4.7 million and three corporate office buildings located in Maryland for $18.4 million.

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

  During fiscal year 1996, the Company acquired four nursing centers and an operating lease for approximately $45.4 million, of which $32.4 million was cash and the remainder was assumed liabilities. Additionally, six assisted living facilities, with five attached skilled nursing units, were purchased for $74.3 million, of which $19.0 million was cash and the remainder was assumed liabilities. In October 1995, the Company purchased for $22.9 million approximately 41% of the common stock of In Home Health, a provider of home health services. The Company paid an additional $20.0 million to In Home Health for 100% of its outstanding voting convertible preferred stock and for warrants to purchase an additional 6.0 million shares of common stock. On April 13, 1998 the Company entered into a Preferred Stock Modification Agreement with In Home Health. Under this agreement, the Company agreed, with respect to 70,000 shares (the "Modified Shares") of the preferred stock, to waive the right to give notice on or after October 24, 2000 requiring the Registrant to redeem the Modified Shares. The remaining 130,000 shares may be redeemed in cash at the option of the Company on and after October 24, 2000. The In Home Health redeemable preferred stock ranks senior to the In Home Health common stock, has voting rights on an as-if converted basis, and is initially convertible into 10 million shares of In Home Health common stock at a conversion price of $2.00 per share. The In Home Health redeemable preferred stock bears dividends at 12% per annum and has a liquidation preference of $100.00 per share. The In Home Health redeemable preferred stock will accrete over five years from its fair value of $18,500,000 on the date of issuance to its redemption price of $20 million as of the redemption date. The In Home Health warrants purchased by the Company have an exercise price of $3.75 per share and expire in October 1998. As a result of the purchase of In Home Health common and preferred stock, the Company currently has effective control of approximately 63% of the voting stock of In Home Health. In Home Health is consolidated in the Company's financial statements.

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

  During fiscal year 1998, the Company recorded $13.5 million in restructuring charges in connection with the Company's abandoned plan to separate its skilled nursing facility management, assisted living and home health businesses from its skilled nursing facility ownership, real estate and healthcare facility development businesses. The charge includes $5.3 million of severance costs related to corporate staff reductions as a result of the Merger, $4.6 million of consulting, legal and accounting fees incurred, and $3.6 million of printing, mailing, travel, relicensing and other miscellaneous expenses related to the transaction and the related public filings. Due to the impending Merger, the Company no longer plans to complete this transaction.

  The Company recorded provisions of $26.3 million in fiscal year 1996 related to the impairment of certain long-lived assets and costs associated with the Company's restructuring. The most significant components of the provision were non-cash impairment charges of $21.2 million relating to writedowns of property, equipment and capitalized systems development costs and $5.1 million related to the spin-off of the lodging segment in fiscal year 1996.

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

  The revenues, income from discontinued lodging operations before income taxes, and net income from discontinued lodging operations for the years ended May 31, 1997 and 1996 were as follows.

                                                  1997           1996
                                              ------------  ---------------
                                                (In thousands of dollars)
Revenues                                           $89,849         $374,873
Income from discontinued operations before
 income taxes                                      $20,563         $ 35,402
Net income from discontinued operations            $11,829         $ 20,436

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

  The non-cash provision for asset impairment in the discontinued lodging segment reflects primarily the writedown of European hotel assets based on expected future cash flows. This non-cash provision was recorded in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". No loss on the disposal of the discontinued lodging operations was recognized as the discontinued lodging segment generated income between the measurement date and the date of the spin-off.

  Included in discontinued lodging operations is interest expense charged by the continuing healthcare segment to the discontinued lodging segment relating to cash advances provided to the discontinued lodging segment for the acquisition and renovation of lodging assets. For the years ended May 31, 1997 and 1996, interest so allocated amounted to $3.4 million and $19.7 million, respectively. The indebtedness related to lodging acquisitions and renovations is reflected as advances to discontinued lodging segment in the consolidated balance sheets. Such advances amounted to $115.7 million at May 31, 1997. The Company received a prepayment of $110.0 million of indebtedness in the fourth quarter of fiscal year 1997 and the prepayment of the remaining $115.7 million in the second quarter of fiscal year 1998. These payments were subject to prepayment penalties of $1.9 million.

  General corporate expenses of $5.5 million and $7.4 million, respectively, were charged to discontinued lodging operations for the years ended May 31, 1997 and 1996. Allocation of general corporate charges was principally determined based on time allocations.

  For purposes of providing an orderly transition after the spin-off, the Company entered into various agreements with the discontinued lodging segment, including, among others, a Tax Sharing Agreement, Corporate Services Agreement, Employee Benefits Allocation Agreement and Support Services Agreement. These agreements provide, among other things, that the Company (i) will provide certain corporate and support services, such as accounting, tax, and computer systems support and (ii) will provide certain risk management services and other miscellaneous administrative services. These agreements extend for a period of 30 months from the spin-off date or until such time as the discontinued lodging segment has arranged to provide such services in-house or through another unrelated provider of such services.

DISCONTINUED PHARMACY OPERATIONS

  On April 26, 1998, Vitalink entered into an Agreement and Plan of Merger (the "Vitalink Merger Agreement") with Genesis. Pursuant to the Vitalink Merger Agreement, Vitalink will merge with and into Genesis (the "Vitalink Merger"). In accordance with the Vitalink Merger Agreement, holders of the common stock of Vitalink will receive for each share of Vitalink common stock held, at the election of the holder, either cash consideration in the amount of $22.50, or
0.045 shares of Series G Cumulative Convertible Preferred Stock of Genesis (the "Genesis Preferred Stock").

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

  At the option of Manor Care, each share of Genesis Preferred Stock will be convertible at any time into Genesis common stock at a conversion price of $37.20 per share, subject to adjustment under certain circumstances. Beginning April 26, 2001, Genesis may under certain circumstances, force conversion of the Genesis Preferred Stock, at conversion prices ranging from $37.20 to $38.87 per share of Genesis common stock. Dividends will cease to accrue in respect of the Genesis Preferred Stock as of the date of the conversion thereof. The revenues from discontinued pharmacy operations for fiscal years 1998, 1997 and 1996 (including sales to the Company's skilled nursing and assisted living facilities of $44,715, $41,365 and $34,829) are $499,307, $274,038 and $141,115,
respectively.

  The income from discontinued pharmacy operations before income taxes and net income from discontinued pharmacy operations for the years ended May 31, 1998, 1997 and 1996 were as follows.

                                                          1998             1997             1996
                                                      -------------     ------------    ------------
                                                                 (In thousands of dollars)
Income from discontinued pharmacy operations
 before income taxes                                      $31,802         $75,732(a)         $20,825
Net income from discontinued pharmacy operations          $12,070         $42,218            $11,519

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

  Revenues recorded under Federal and state medical assistance programs are subject to adjustment upon audit by appropriate government agencies. For fiscal years 1998, 1997, and 1996 these revenues amounted to $628.7 million, $596.0 million, and $502.0 million, respectively. In the opinion of management, any difference between revenues recorded and final determination will not be significant. The Company does not anticipate a material effect on revenues as a result of the Balanced Budget Act of 1997. However, the regulations pertaining to this act have neither been proposed nor implemented and therefore, this preliminary conclusion may change as a result.

  In fiscal year 1996, the Health Care Financing Administration issued a modification to regulations governing the treatment of interest expense and investment income offsets for Medicare reimbursement purposes. As a result of this modification the Company recognized revenues of approximately $20 million in fiscal year 1997, which had been reserved in prior years.

  As of May 31, 1998, the Company had contractual commitments of $112.0 million relating to its internal construction program.

  One or more subsidiaries or affiliates of the Company have been identified as potentially responsible parties ("PRPs") in a variety of actions (the "Actions") relating to waste disposal sites which allegedly are subject to remedial action under the Comprehensive Environmental Response Compensation Liability Act, as amended, 42 U.S.C. (S)(S)9601 ET SEQ. ("CERCLA") and similar state laws. CERCLA imposes retroactive, strict joint and several liability on PRPs for the costs of hazardous waste clean-up. The Actions arise out of the alleged activities of Cenco Incorporated and its subsidiary and affiliated companies ("Cenco"). Cenco was acquired in 1981 by a wholly-owned subsidiary of the Company. The Actions allege that Cenco transported and/or generated hazardous substances that came to be located at the sites in question. The Company believes that the waste disposal activities at issue occurred prior to the Manor Care subsidiary's acquisition of Cenco. Environmental proceedings such as the Actions may involve owners and/or operators of the hazardous waste site, multiple waste generators and multiple waste transportation disposal companies. Such proceedings typically involve efforts by governmental entities and/or private parties to allocate or recover site investigation and clean-up costs, which costs may be substantial. The potential liability exposure for currently pending environmental claims and litigation, without regard to insurance coverage, cannot be quantified with precision because of the inherent uncertainties of litigation in the Actions and the fact that the ultimate cost of the remedial actions for some of the waste disposal sites where the Company is alleged to be a potentially responsible party has not yet been quantified. The Company believes that the potential environmental liability exposure, after consideration of insurance coverage, is approximately $3 million. Future liabilities for the pending environmental claims and litigation, without regard to insurance, currently are not expected to exceed approximately $46 million. The Company estimated future liabilities without regard to insurance based on counsel's evaluation of the range of potential liability and cost of defense in each of the Actions. The Company has accrued the liabilities based on its estimate of the likely outcome of the Actions, taking into account insurance coverage available for the liabilities.

BUSINESS SEGMENT INFORMATION

  The Company operates principally in three segments: skilled nursing operations, assisted living operations and home health operations. Income (loss) from operations consists of total revenues less operating, depreciation and amortization, and general corporate and other expenses.

--------------------------------------------------------------------------------------------------------
                                     Skilled       Assisted      Home
 (In thousands of dollars)          Nursing(a)       Living      Health    Eliminations      Total
--------------------------------------------------------------------------------------------------------
 1998
 Revenues                           $1,191,811     $ 71,937      $ 95,581             -    $1,359,329
 Income (loss) from operations         157,586(c)       969       (20,455)         4,050      142,150
 Identifiable assets                 1,295,635      213,456        38,788              -    1,547,879(d)
 Depreciation and amortization          68,049        8,521         2,705              -       79,275
 Capital expenditures                  133,101      136,578           777              -      270,456
--------------------------------------------------------------------------------------------------------
1997
Revenues                            $1,113,690     $ 56,530      $124,354              -   $1,294,574
Income (loss) from operations          144,836       (2,710)       (2,928)         3,163      142,361
Identifiable assets                  1,223,317      180,228        60,407              -    1,463,952(d)
Depreciation and amortization           60,943        6,848         3,060              -       70,851
Capital expenditures                   122,812       55,967            42              -      178,821
--------------------------------------------------------------------------------------------------------
1996
Revenues                            $1,028,901     $ 38,857      $ 74,153              -   $1,141,911
Income (loss) from operations           99,189(b)    (6,997)(b)        67          3,848       96,107
Identifiable assets                  1,381,516      148,713        72,598              -    1,602,827(d)
Depreciation and amortization           56,242        5,733         1,748              -       63,723
Capital expenditures                   109,063       23,170           562              -      132,795
--------------------------------------------------------------------------------------------------------

(a) Includes skilled nursing operations, hospital and corporate operations.
(b) Includes total provisions for asset impairment and restructuring of $26.3 million, of which $25.1 million relates to skilled nursing operations and $1.2 million relates to assisted living operations.
(c) Includes total provisions for restructuring of $13.5 million.
(d) Does not include investment in discontinued pharmacy segment of $193,398, $178,079 and $71,010 or advances from discontinued pharmacy segment of $0, $1,053 and $16,910 at May 31, 1998, 1997 and 1996, respectively.

PENSION, PROFIT SHARING AND INCENTIVE PLANS

  The Company has various pension and profit sharing plans, including a supplemental executive retirement plan, and contributes to certain union welfare plans. The provision for these plans amounted to $9.9 million in 1998, $11.8 million in 1997, and $11.6 million in 1996. All vested benefits under retirement plans are funded or accrued.

  The Company sponsors a defined contribution profit sharing plan covering substantially all of its employees. Contributions of up to 6% of each covered employee's salary are determined based on the employee's level of contribution to the plan, years of service and Company profitability. The cost of the plan totaled $5.7 million in 1998, $7.2 million in 1997, and $5.8 million in 1996.

  Also included in the Company's retirement plans are two defined benefit pension plans. The benefits for the first plan are based on service credits for years of participation after January 1, 1992. In addition, there is a prior benefit equal to the accrued benefit at December 31, 1991 for certain individuals who were participants in a predecessor plan. No new participants were eligible to enter this plan after August 15, 1996 and service credits for all participants were frozen as of December 31, 1996. The second plan is a supplemental executive retirement plan based on years of service.

  Service cost benefits earned during fiscal years 1998, 1997, and 1996 approximated the plans' annual costs of $0.2 million, $4.0 million, and $2.8 million, respectively. As of February 28, 1998, 1997, and 1996, plan assets of approximately $22.5 million, $20.3 million, and $14.4 million, compared to vested benefit obligations of $20.4 million, $17.0 million, and $12.4 million, respectively.

  Projected benefit obligations were not significantly different from accumulated benefit obligations of $24.9 million, $21.0 million, and $16.3 million, as of the same dates. Liabilities recorded on the Company's Consolidated Balance Sheets as of May 31, 1998, 1997, and 1996 were $4.5 million, $2.3 million, and $2.0 million, respectively. Projected benefit obligations were determined using an assumed discount rate of 7.0% for 1998, 7.5% for 1997, and 7.0% for 1996, an assumed rate of return on plan assets of 8.25%, and an assumed compensation increase of 4.5%.

    In fiscal years 1997 and 1996, Vitalink participated in the various pension and profit sharing plans of the Company. The Company charged Vitalink $0.5 million and $0.4 million, respectively, for fiscal year 1997 and 1996 to participate in these plans. Vitalink had its own pension and profit sharing plans in fiscal year 1998.

  The Company also has various incentive compensation plans for certain personnel. Incentive compensation expense was $4.6 million in 1998, $3.8 million in 1997, and $3.4 million in 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  Fair values of long-term debt instruments were determined by discounting future cash flows using the Company's current market rates and do not vary substantially from the amounts recorded on the consolidated balance sheets.

  The balance sheet carrying amounts of cash, cash equivalents, receivables and payables approximate fair value due to the short-term nature of these items. Management believes that the fair value of the advances to the discontinued lodging segment approximates the carrying value.

     Total fair market value for the outstanding interest rate swap agreements at May 31, 1998 and 1997 was ($11.0) million and $1.4 million, respectively. Fair values were determined based on quoted rates.


SUMMARY OF QUARTERLY RESULTS
        (Unaudited)

                                                          INCOME FROM
                                                          CONTINUING
                                                          OPERATIONS
QUARTERS ENDED                                            BEFORE OTHER
(IN THOUSANDS OF                                          INCOME AND
DOLLARS EXCEPT PER                                        (EXPENSES) AND
SHARE DATA)                        REVENUES               INCOME TAXES              NET INCOME             PER SHARE-BASIC
---------------------------------------------------------------------------------------------------------------------------------
Fiscal 1998
August                             $  325,071             $  24,018                 $  19,860               $    0.31
November                              340,451                40,520                    19,317                    0.30
February                              349,459                42,765                    28,029                    0.44
May*                                  344,348                34,847                    22,698                    0.36
                                   ----------             ---------                 ---------               ---------
                                   $1,359,329             $ 142,150                 $  89,904               $    1.41
                                   ==========             =========                 =========               =========

FISCAL 1997
August                             $  306,445             $  30,161                 $  23,685               $    0.38
November                              317,080                35,449                    32,444                    0.51
February                              332,631                39,046                    61,392                    0.97
May                                   338,418                37,705                    19,421                    0.31
                                   ----------             ---------                 ---------               ---------
                                   $1,294,574             $ 142,361                 $ 136,942               $    2.16**
                                   ==========             =========                 =========               =========

* Income from continuing operations before other income and (expenses) and income taxes, net income and per share amounts for the quarter ended May, 1998 and fiscal year 1998 reflect provision for restructuring charge of $13,500 ($8,100 after-tax).
**   Does not add due to rounding.

                                   PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------        --------------------------------------------------

DIRECTORS

    The name, age, and business experience for the past five years of each director of Manor Care are set forth below.

    Stewart Bainum, Jr.  (52)  Served as a Director of Manor Care since 1976; as
    -------------------
Chairman of the Board since March 1987; and as Vice Chairman from June 1982 to March 1987. Director: Choice Hotels International, Inc., Sunburst Hospitality Corporation (until July 1998), and Vitalink Pharmacy Services, Inc. Also see the biographical information set forth under "Executive Officers" below.

    Stewart Bainum.  (79)  Served as a Director of Manor Care since 1968; Vice
    ---------------
Chairman of the Board since March 1987; Chairman of the Board from 1968 to March 1987; President from December 1980 through October 1981, and May 1982 through July 1985; Chairman of the Board of Realty Investment Company, Inc. (private real estate investment company) since 1965. Director: Choice Hotels International, Inc. (until July 1998), and Sunburst Hospitality Corporation.

    Regina E. Herzlinger.  (54)  Served as a Director of Manor Care since 1992.
    ---------------------
Nancy R. McPherson Professor of Business Administration, Harvard Business School, since 1971. Director: C. R. Bard, Inc., Deere & Company, Cardinal Health, Inc., Schering-Plough Corporation and Total Renal Care, Inc.

    William H. Longfield.  (60)  Served as a Director of Manor Care since 1989.
    ---------------------
Chairman and Chief Executive Officer of C. R. Bard, Inc. (medical devices) since September 1995; President and Chief Executive Officer from June 1994 to September 1995; President and Chief Operating Officer of C. R. Bard, Inc. from September 1991 to June 1994; Executive Vice President and Chief Operating Officer of C. R. Bard, Inc. from February 1989 to September 1991. Director: C.
R. Bard, Inc., Horizon Health Corporation, United Dental Care, Inc., and The West Company.

    Frederic V. Malek.  (61)  Served as a Director of Manor Care since 1990.
    ------------------
Chairman, Thayer Capital Partners since March 1993; Co-chairman of CB Commercial Real Estate Group, Inc. since April 1989; Campaign Manager, Bush-Quayle '92 Campaign from January 1992 to December 1992; Vice Chairman of NWA, Inc. (airlines) from July 1990 to December 1991. Director: American Management Systems, Inc., Automatic Data Processing Corp., CB Richard Ellis Services, Inc., Choice Hotels International, Inc., FPL Group, Inc., Northwest Airlines, Inc., Sunburst Hospitality Corporation, and various Paine Webber mutual funds.

    Jerry E. Robertson, Ph.D.  (65)  Served as a Director of Manor Care since
    -------------------------
1989. Retired; Executive Vice President of 3M Life Sciences Sector and Corporate Services from November 1984 to March 1994. Director: Allianz Life Insurance Company of North America, Cardinal Health, Inc., Choice Hotels International, Inc., Coherent, Inc., Haemonetics Corporation, Medwave, Inc., and Steris Corporation.

    Kennett L. Simmons.  (56)  Served as a Director of Manor Care since 1996.
    -------------------
Private Investor; Chairman and Chief Executive Officer of the Metra Health Companies from June 1994 to October 1995; Senior Advisor to E. M. Warburg, Pincus & Co. from 1991 to 1994; Chairman and Chief Executive Officer of United Healthcare Corporation from October 1987 to February 1991.


EXECUTIVE OFFICERS

    The name, age, title, and business experience for the past five years of each of the executive officers of Manor Care are set forth below. The business address of each executive officer is 11555 Darnestown Road, Gaithersburg, Maryland 20878-3200.

    Stewart Bainum, Jr.  (52)  Chairman of the Board of Manor Care and MCHS
    ------------------
since March 1987; Chief Executive Officer of Manor Care since March 1987 and President since June 1989; Chairman of the Board of Vitalink since February 1997; Chairman of the Board and Chief Executive Officer of Vitalink from September 1991 to February 1995; Vice Chairman of the Board of Vitalink from February 1995 to February 1997; Chairman of the Board of Choice Hotels International, Inc. ("Choice") since October 1997; Chairman of the Board of Sunburst Hospitality Corporation from November 1996 to July 1998.

    Donald C. Tomasso.  (53)  Executive Vice President of Manor Care and
    -----------------
President of MCHS from September 1996 through May 1998; President, Long-Term Care Division, of MCHS from February 1995 to August 1996 and a Director of MCHS from June 1991 through May 1998; President and Chief Operating Officer of MCHS from May 1991 to February 1995; Chairman and Chief Executive Officer of Vitalink from February 1995 to February 1997 and Vice Chairman from September 1991 to February 1995.

    James H. Rempe.  (68)  Senior Vice President, General Counsel and Secretary
    --------------
of Manor Care since August 1981, of Choice and its predecessors from February 1981 to November 1996, and of MCHS since December 1980; Secretary of Vitalink from January 1983 to January 1997.

    Joseph R. Buckley. (50) Executive Vice President of Manor Care and MCHS
    -----------------
since March 1996; President, Assisted Living Division, of MCHS from February 1995 to March 1996; Senior Vice President-Information Resources and Development of Manor Care from June 1990 to February 1995; Chairman of the Board of In Home Health, Inc. since June 1997.

    Scott J. Van Hove. (41)  Senior Vice President and Chief Administrative
    -----------------
Officer of Manor Care since December 1995; Executive Vice President, Operations of MCHS since February 1997; Senior Vice President of MCHS from December 1995 to January 1997; Vice President of Operations, of Manor Care from March 1990 to December 1995.

    Wolfgang von Maack.  (58)  President and Chief Executive Officer of In Home
    ------------------
Health, Inc. since May 1997; and Senior Vice President, Healthcare Services of MCHS since June 1990.

    Leigh C. Comas.  (32)   Vice President, Finance and Treasurer of Manor Care
    --------------
and MCHS since September 1996; Vice President, Finance and Assistant Treasurer of Manor Care from September 1995 to September 1996; Assistant Treasurer of Manor Care and MCHS from September 1993 to September 1995.

    Margarita A. Schoendorfer.  (49)  Vice President-Controller of Manor Care
    -------------------------
and MCHS since November 1990; Vice President-Controller of Choice from November 1990 to November 1996.

    Stewart Bainum, Jr. is Stewart Bainum's son. Aside from the foregoing, no director or executive officer has any family relationship with any other director or executive officer of the Company.


            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's reporting officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission"), the New York Stock Exchange and the Company. Based solely on the Company's review of the forms filed with the Commission and representations from reporting persons, the Company believes that all of its reporting officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them during the fiscal year ended May 31, 1998.


ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

    The following table sets forth certain information concerning the annual and long term compensation for services in all capacities to the Company for the fiscal years ended May 31, 1998, 1997 and 1996, of the chief executive officer and the four other most highly compensated executive officers in the Company's employ on May 31, 1998.

                          SUMMARY COMPENSATION TABLE

                                             Annual Compensation                Long Term Compensation
                                        -------------------------------------   ----------------------
                                                                                Restricted
                                                                                  Stock        Stock Option      All Other
  Name and Principal Position           Year     Salary     Bonus       Other   Awards(#)      Shares(#)(1)    Compensation(2)
  ---------------------------           ----    --------    -------     -----   ---------      ------------    ---------------
Stewart Bainum, Jr.                     1998    $516,890   $305,792      (3)            -         60,000          $30,267
Chairman, Chief                         1997     568,062    340,827      (3)            -         60,000 (4)       35,074
Executive Officer                       1996     625,102    337,555      (3)            -         60,000 (4)       33,543

Donald C. Tomasso                       1998     447,799    241,543      (3)            -         45,000 (5)       20,283
Executive Vice President                1997     428,002    235,401      (3)            -         35,000 (6)       18,760
President, ManorCare Health             1996     400,005    145,602      (3)            -         50,000 (7)        5,750
Services, Inc.

James H. Rempe                          1998     293,592    140,038      (3)            -         27,000           17,706
Senior Vice President,                  1997     281,507    140,754      (3)     $271,250         15,000 (8)       16,727
General Counsel and Secretary           1996     269,048    121,072      (3)            -         15,000 (9)       15,969

Joseph R. Buckley                       1998     273,000    147,256      (3)            -         30,000           16,147
Executive Vice President                1997     255,154    140,335      (3)            -         20,000 (10)      15,466
                                        1996     233,617     69,209      (3)            -         30,000 (11)      13,406

Scott Van Hove                          1998     263,501    128,378      (3)            -         25,000           15,595
Senior Vice President and               1997     240,192    116,753      (3)            -         50,000 (12)      14,542
Chief Administrative Officer            1996     210,310     89,754      (3)            -         40,000 (13)       8,690
Executive Vice President-Operations,
ManorCare Health Services, Inc.

-----------------------------------------------

(1) On November 1, 1996, the Company distributed the shares of its wholly-owned subsidiary, Choice Hotels International, Inc. ("Choice"), to its shareholders via a tax-free spin-off (the "Choice Spin-off"). In connection with the Choice Spin-off, outstanding options to purchase Company Common Stock were converted into options to purchase Company Common Stock and options to purchase Choice common stock. In all cases, however, the exercise prices of the converted options were adjusted to maintain the same financial value to option holder before and after the Choice Spin-off.

(2) Represents amounts contributed by the Company for fiscal 1998, 1997 and 1996 for the five individuals named in the above Summary Compensation Table (the "Named Officers") under the the Company's 401(k) Plan and Nonqualified Retirement Savings and Investment Plan, which provide retirement and other benefits to eligible employees, including the Named Officers. Amounts contributed in cash or stock by the Company during fiscal 1998 under the 401(k) Plan for the Named Officers were as follows: Mr. Bainum, Jr. $9,500; Mr. Tomasso, $7,125; Mr. Buckley, $8,089; Mr. Rempe, $8,853 and Mr. Van Hove, $7,812. Amounts contributed in cash or stock by the Company during fiscal 1998 under the Nonqualified Savings and Investment Plan for the Named Officers were as follows: Mr. Bainum, $20,767; Mr. Tomasso, $13,158; Mr. Buckley, $8,058; Mr. Rempe, $8,853; and Mr. Van Hove, $7,783.

(3) The value of perquisites and other compensation does not exceed the lesser of $50,000 or 10% of the amount of annual salary and bonus paid as to any of the Named Officers.

(4) In connection with the Choice Spin-off, these options were converted on a pro rata basis into options to purchase Company Common Stock and options to purchase Choice common stock.

(5) A total of 18,000 of these options were subsequently canceled in connection with Mr. Tomasso's resignation which became effective on May 31, 1998.

(6) In connection with the Choice Spin-off, these options were converted into options to purchase 55,272 shares of Company Common Stock at an adjusted exercise price of $25.0505 per share, 11,054 of which were subsequently canceled in connection with Mr. Tomasso's resignation which became effective on May 31, 1998.

(7) In connection with the Choice Spin-off, these options were converted into options to purchase 74,617 shares of Company Common stock at an adjusted exercise price of $19.1932 per share and 7,500 shares of Choice common stock at an adjusted exercise price of $11.1168.

(8) In connection with the Choice Spin-off, these options were converted into options to purchase 20,430 shares of Company Common stock at an adjusted exercise price of $25.0505 per share and 5,625 shares of Choice common stock at an adjusted exercise price of $14.5095.

(9) In connection with the Choice Spin-off, these options were converted into options to purchase 19,036 shares of Company Common stock at an adjusted exercise price of $19.1932 per share and 7,568 shares of Choice common stock at an adjusted exercise price of $11.1168.

(10) In connection with the Choice Spin-off, these options were converted into options to purchase 27,239 shares of Company Common stock at an adjusted exercise price of $25.0505 per share and 7,500 shares of Choice common stock at an adjusted exercise price of $14.5095.

(11) In connection with the Choice Spin-off, these options were converted into options to purchase 39,557 shares of Company Common stock at an adjusted exercise price of $19.1932 per share and 13,500 shares of Choice common stock at an adjusted exercise price of $11.1168.

(12) In connection with the Choice Spin-off, 25,000 of these options were converted into options to purchase 39,480 shares of Company Common stock at an adjusted exercise price of $25.0505 per share.

(13) In connection with the Choice Spin-off, these options were converted into options to purchase 37,309 shares and 22,385 shares of Company Common stock at an adjusted exercise price of $21.4918 and $19.1932, respectively, per share and 3,750 shares and 2,250 shares of Choice common stock at adjusted exercise prices of $12.4482 and $11.1168, respectively, per share.


     The following tables set forth certain information as of May 31, 1998, and for the fiscal year then ended concerning stock options granted to the Named Officers. All Common Stock figures and exercise prices have been adjusted to reflect stock dividends and stock splits effective in prior fiscal years. In connection with the Choice Spin-off, existing options to purchase Company Common Stock were converted into options to purchase Company Common Stock and Choice common stock.

                       STOCK OPTION GRANTS IN FISCAL 1998

                                                                                          Potential Realizable Value at
                                                                                          Assumed Annual Rate of
                                                                                          Stock Price Appreciation for
                                              Individual Grants                                Option Term (1)
                           --------------------------------------------------------      -------------------------
                                            Percentage of
                                            Total Options
                            Number of       Granted to all  Exercise
                            Options         Employees in    Base Price   Expiration
Name                        Granted         Fiscal 1998     Per Share      Date            5%(2)           10%(3)
-------------------------  --------------  -----------      ---------    ----------      ----------      ----------
Stewart Bainum, Jr.(4)       60,000          7.9%             $32.19       6/23/07        $1,214,400      $3,078,000

Donald C. Tomasso(4)(5)      45,000          5.9%             $32.19       6/23/07        $  546,480      $1,385,100

James H. Rempe(4)            27,000          3.5%             $32.19       6/23/07        $  546,480      $1,385,100

Joseph R. Buckley(4)         30,000          3.9%             $32.19       6/23/07        $  607,200      $1,539,000

Scott Van Hove(4)            25,000          3.3%             $32.19       6/23/07        $  506,000      $1,282,500

--------------------------------------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast future possible appreciation, if any, of the Company's stock price. Since options are granted at market price, a zero percent gain in the stock price will result in no realizable value to the optionees.

(2) A 5% per year appreciation in stock price from $32.19 per share yields $52.43 per share.

(3) A 10% per year appreciation in stock price from $32.19 per share yields $83.49 per share.
 .
(4) The options granted to the officers vest at the rate of 20% per year commencing on the first through the fifth anniversary of the date of the stock option grant.

(5) A total of 18,000 of these options were subsequently canceled in connection with Mr. Tomasso's resignation from the Company which became effective on May 31, 1998.

                  AGGREGATED OPTION EXERCISES IN FISCAL 1998
                          AND YEAR-END OPTION VALUES

                         Shares                          Number of Unexercised                   Value of
                        Acquired      Value             Options at May 31, 1998           Unexercised in-the-money
                       on Exercise   Realized           Exercisable Unexercisable         Options at May 31, 1998 (1)
                       -----------  ----------         ---------------------------        ---------------------------
                            #           $                   #              #              Exercisable   Unexercisable
                       -----------  ----------         -----------    ------------        -----------   -------------
Stewart Bainum, Jr.        110,000  $3,079,427             128,000         217,000          $2,482,627     $2,218,626

Donald C. Tomasso               --          --             181,782         210,981           3,483,260      2,805,868

James H. Rempe              27,454     504,279              24,510          80,752             495,768        793,838

Joseph R. Buckley           11,250     302,255             121,701         116,932           2,699,248      1,260,110

Scott Van Hove                 600      16,341             117,618         180,818           2,258,039      2,106,396

____________________

(1) The closing price of the Company's Common Stock as reported by the New York Stock Exchange on May 29, 1998, was $31.5625. The value of the options is calculated on the basis of the difference between the option exercise price and such closing price multiplied by the number of shares of Common Stock underlying the option.


EMPLOYMENT AGREEMENTS

    Certain officers (the "Manor Care Executives") of Manor Care, including two of its named executive officers (Joseph R. Buckley and James H. Rempe) have entered into employment agreements with Manor Care and Health Care & Retirement Corporation ("HCR") (the "Manor Care Employment Agreements") pursuant to which they are entitled to receive their base salaries and to participate in Manor Care's annual bonus program. Pursuant to the Manor Care Employment Agreements, a Manor Care Executive is entitled to certain benefits if Manor Care terminates the Manor Care Executive's employment without Cause or if the Manor Care Executive terminates employment for Good Reason. Such benefits generally include a lump sum payment of two times the sum of the Manor Care Executive's base salary, maximum bonus opportunity and car allowance; a pro rata portion of the maximum annual bonus for the year of termination of employment; benefits to reflect continued coverage under certain Manor Care benefit programs for a period of time; outplacement assistance; and, in the case of certain Manor Care Executives (including one named executive officer), subject to certain limitations, if any of these benefits are subject to the federal excise tax on "excess parachute payments", a gross-up payment designed to put the Manor Care Executive in the same after-tax position as if the excise tax and any related interest and penalties had not been imposed (a "Manor Care Gross-Up Payment"). "Cause" means (i) a Manor Care Executive's willfully engaging in conduct which is materially and demonstrably injurious to Manor Care, or (ii) a Manor Care Executive's willfully engaging in an act or acts of dishonesty resulting in material personal gain at the expense of Manor Care. "Good Reason" means (i) a significant reduction in the scope of a Manor Care Executive's authority, position, title, functions, duties or responsibilities, (ii) the relocation of a Manor Care Executive's office location to a location more than 25 miles away from Manor Care's corporate offices in Gaithersburg, Maryland, (iii) any reduction in a Manor Care Executive's base salary, (iv) a significant change in Manor Care's annual bonus program adversely affecting a Manor Care Executive, or (v) a significant reduction in the other Manor Care Executive benefits provided to a Manor Care Executive. If a Manor Care Executive remains in employment with Manor Care until December 31, 1998 (or is terminated without Cause or terminates with Good Reason before that date), such Manor Care Executive will be entitled to receive, within 30 days thereafter, in a lump sum, a special bonus in an amount equal to the sum of (i) his or her annual rate of base salary on December 31, 1998 (or at earlier termination of employment), (ii) the maximum bonus that such Manor Care Executive could receive under Manor Care's annual bonus program for Manor Care's fiscal year ending May 31, 1999 (or the fiscal year of termination of employment), and (iii) such Manor Care Executive's car allowance for the fiscal year ending May 31, 1999 (or the fiscal year of termination of employment). One of the executive officers has certain additional benefits under an employment agreement previously entered into with Manor Care, including country or lunch club dues, payment of his share of employment taxes on certain supplemental retirement benefits (grossed up for taxes thereon), security for the payment of nonqualified deferred compensation benefits upon termination of employment (plus a gross-up payment for any accelerated taxes), and accelerated vesting of restricted stock upon termination of employment (other than by Manor Care for Cause or by him without Good Reason). If Messrs. Buckley and Rempe were each terminated immediately upon the Merger, they would receive $999,930 and $1,059,588, respectively, without giving effect to any Manor Care Gross-Up Payment.

    Manor Care and HCR have entered into a Retention Agreement and a Noncompetition Agreement with Stewart Bainum, Jr. dated as of June 10, 1998. Pursuant to the Retention Agreement, Mr. Bainum, Jr. is entitled to a stay bonus of $838,724 if he remains in employment with Manor Care until December 31, 1998 or if he is terminated without Cause or terminates for Good Reason before that date. "Cause" and "Good Reason" are defined as described above, except that a change in Mr. Bainum, Jr.'s position from Chairman of the Board, President, and Chief Executive Officer to Special Consultant to HCR Manor Care effective as of the effective time of the merger of Manor Care and a subsidiary of HCR (the "Effective Time") will not constitute Good Reason. Under the Retention Agreement, Mr. Bainum, Jr. is also entitled, upon termination of employment by Manor Care without Cause or by Mr. Bainum, Jr. for Good Reason, to a pro rata portion of the maximum annual bonus for the year of termination of employment and additional benefits under Manor Care's supplemental executive retirement plan and nonqualified retirement savings and investment plan designed to reflect continued coverage under those plans for a period of two years (or, if greater, the period from termination of employment until June 9, 2001). Pursuant to the Noncompetition Agreement, Mr. Bainum, Jr. agrees not to accept a position with a competitor in the skilled nursing, assisted living, institutional pharmacy and/or home health care industry or induce employees of Manor Care or HCR Manor Care to leave employment on behalf of a competitor for the period beginning on June 10, 1998 and continuing for a period of two years following termination of Mr. Bainum, Jr.'s employment (or, if later, until June 9, 2001). In exchange for Mr. Bainum, Jr.'s agreement to those terms, he will receive pursuant to the Noncompetition Agreement a lump sum payment within 30 days after consummation of the merger in an amount equal to two (or, if greater, the number of years and portions thereof from termination of employment to June 9, 2001) times the sum of $840,000. HCR has entered into a Chairman's Service Agreement with Mr. Bainum, Jr., the current Chairman, President, and Chief Executive Officer of Manor Care, pursuant to which Mr. Bainum, Jr. will serve as Chairman of the Board of HCR Manor Care for the period beginning as of the Effective Time of the merger and continuing until the third anniversary thereof or until such earlier date as determined by the Board of Directors consistent with their fiduciary duties. Under this agreement, Mr. Bainum, Jr. will receive, commencing as of the Effective Time, fees at the same rate as other directors of HCR Manor Care; certain insurance and other benefits; and other benefits generally available to HCR Manor Care directors.

SEVERANCE ARRANGEMENTS

    Manor Care adopted the Manor Care Severance Plan for Selected Employees on June 1, 1998 covering certain designated employees not covered by Manor Care Employment Agreements. Under this Plan, a covered employee is entitled to certain benefits if Manor Care terminates the employee's employment without Cause or if the employee terminates employment for Good Reason. ("Cause" and "Good Reason" are defined in the same manner as in the Manor Care Employment Agreements described above.) Such benefits include a lump sum payment of one-half, one or two times the sum of the employee's base salary, maximum bonus opportunity and car allowance; a pro rata portion of the maximum annual bonus for the year of termination of employment; benefits to reflect continued coverage under certain Manor Care benefit programs for a period of time; outplacement assistance; and, in the case of one covered employee and subject to certain limitations, if any of these benefits are subject to the federal excise tax on "excess parachute payments", a gross-up payment designed to put the employee in the same after-tax position as if the excise tax and related interest and penalties had not been imposed.

    On June 4, 1998, Manor Care entered into an agreement with Donald C. Tomasso in connection with the termination of Mr. Tomasso's employment with the Company which became effective on May 31, 1998. Pursuant to this agreement, the Company agreed to pay Mr. Tomasso his base salary in effect as of May 31, 1998 ($447,799 per year) for a period of 18 months, commencing June 1, 1998. In addition, the Company agreed to continue to provide Mr. Tomasso with a car allowance and country club dues allowance during the severance period.

RETIREMENT PLANS

    In February 1985, the Board of Directors adopted the Supplemental Executive Retirement Plan (the "SERP"). Participants are selected by the Board and are at the level of Senior Vice President or above. A total of six officers of the Company, including all of the Named Officers, have been selected to participate in the SERP.

    Participants in the SERP will receive a monthly benefit for life based upon final average salary and years of service. Final average salary is the average of the monthly base salary, excluding bonuses or commissions, earned in a 60 month period out of the 120 months of employment, which produces the highest average, prior to the first occurring of the early retirement date or the normal retirement date. The normal retirement age is 65, and participants must have a minimum of 15 years of service. Participants may retire at age 60 and may elect to receive reduced benefits commencing prior to age 65, each subject to Board approval. All of the Named Officers who are participants, except for Mr. Rempe, are age 55 or younger, so that none of their compensation reported above would be included in the final average salary calculation.

    Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service would be as follows:

                         Current Years       Years of Service
Name of Individual        of Service            at Age 65
------------------       -------------       ----------------
Stewart Bainum, Jr.          24.5                   38
Joseph R. Buckley            18                     33
Scott Van Hove               11                     35

    The table below sets forth estimated annual benefits payable upon retirement to persons in specified compensation and years of service classifications. These benefits are straight life annuity amounts, although participants have the option of selecting a joint and 50% survivor annuity or ten-year certain payments. The benefits are not subject to offset for Social Security and other amounts.

                 Years of Service/Benefit as
              Percentage of Final Average Salary
             ------------------------------------
                                                    25 or
     Remuneration    15/15%        20/22.5%       more/30%
     ------------    ------        --------       --------
       $300,000     $45,000        $ 67,500       $ 90,000
        350,000      52,500          78,750        105,000
        400,000      60,000          90,000        120,000
        450,000      67,500         101,250        135,000
        500,000      75,000         112,500        150,000
        600,000      90,000         135,000        180,000

    Effective January 1, 1992, the Company established the Manor Care, Inc. Retirement Savings and Investment Plan (the "401(k) Plan"), a defined contribution retirement, savings and investment plan for its employees and the employees of its participating affiliated companies. The 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and includes a cash or deferred arrangement under Section 401(k) of the Code. All employees age 21 or over and who have worked for the Company for a twelve month period during which such employee completed at least 1,000 hours are eligible to participate. Subject to certain non-discrimination requirements, each employee may contribute an amount to the 401(k) Plan on a pre-tax basis up to 15% of the employee's salary, but not more than the current federal limit of $10,000. The Company will match contributions made by its employees subject to certain limitations described in greater detail below. The amount of the match will be equal to a percentage of the amount of salary reduction contribution made on behalf of a participant during the plan year based upon a formula that involves the profits of the Company for the year and the number of years of service of the participant. In no event will the Company make a matching contribution which exceeds 6% of a participant's salary. Amounts contributed by the Company pursuant to the 401(k) Plan for the Named Officers for the three fiscal years ended May 31, 1998, 1997 and 1996 are included in the Summary Compensation Table under the column headed "All Other Compensation".

    Effective January 1, 1992, the Company adopted the Manor Care, Inc. Nonqualified Retirement Savings and Investment Plan (the "Nonqualified Savings Plan"). Certain select highly compensated members of management of the Company are eligible to participate in the Nonqualified Savings Plan. The Nonqualified Savings Plan mirrors the provisions of the 401(k) Plan, to the extent feasible, and is intended to provide the participants with a pre-tax savings vehicle to the extent that pre-tax savings are limited under the 401(k) Plan as a result of various governmental regulations, such as non-discrimination testing. All of the Named Officers have elected to participate in the Nonqualified Savings Plan. Amounts contributed by the Company under the Nonqualified Savings Plan for fiscal years ended May 31, 1998, 1997 and 1996 for the Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation."

    The Company match under the 401(k) Plan and the Nonqualified Savings Plan is limited to a maximum aggregate of 6% of the annual salary of a participant. Prior to January 1, 1997, participants were given the right to elect to receive the Company matching contribution either in Company stock or cash or a combination. After January 1, 1997, the Company matching contribution has been made only in Company Stock. Participant contributions under the two plans may not exceed the aggregate of 15% of the annual salary of a participant.

    Effective January 1, 1992, the Company adopted a non-contributory Cash Accumulation Retirement Plan (the "CARP") maintained by the Company for its employees and those employees of its participating affiliated companies. The CARP is qualified under Section 401(a) of the Code. All employees age 21 or over and who have worked for the Company for a twelve month period during which such employee completed at least 1,000 hours are automatically members of the CARP. Each year the account of each employee is adjusted to reflect interest at a rate calculated in accordance with the CARP. Amounts accrued under the CARP become fully vested after five years of service. On July 2, 1996, the Board of Directors voted to not allow any new participants in the CARP after August 15, 1996, and to discontinue the annual benefit accrual by the Company after December 31, 1996. However, the interest will continue on the balance of a participating employee's account. Until December 31, 1996, the annual benefit accrual was made by the Company based on salary as follows:

                                               Base Percentage          Base Percentage          Base Percentage
                                             If Age Plus Service      If Age Plus Service      If Age Plus Service
Annual Salary                                Is Less Than 45              Is 45 to 54             Is 55 or More
-------------                                ---------------          -------------------      -------------------
First $12,000...........................             3%                      3.5%                       4%
Next $6,000.............................             2%                      2.5%                       3%
Additional Compensation up to $100,000..             1%                      1.5%                       2%

    Directors who are full-time employees of the Company receive no separate remuneration for their services as directors. Beginning in fiscal year 1997, the remuneration of all non-employee directors for Board meetings attended is a grant of restricted stock, the fair market value of which is equal to $30,000, pursuant to the Manor Care, Inc. Non-Employee Director Stock Compensation Plan. Non-employee directors also receive $1,610 per diem for Committee meetings attended, except where the Committee meeting is on the same day as a Board meeting. In addition, directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in attending meetings.

    The purpose of the Non-Employee Director Stock Compensation Plan is to encourage stock ownership by directors and to further align the interests of directors and stockholders.

    Pursuant to the Manor Care, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan, approved by the stockholders on September 9, 1994 ("1994 Plan"), eligible non-employee directors may elect, prior to May 31 of each year, to defer a minimum of 25% of committee fees earned during the ensuing fiscal year. The fees which are so deferred will be used to purchase Common Stock on the open market within 15 days after December 1, February 28 and May 31 of such fiscal year. Pending such purchases, the funds are credited to an Interest Deferred Account, which will be interest bearing. Stock which is so purchased is deposited in a Stock Deferred Account pending distribution in accordance with the Plan. Two of the incumbent Directors (Messrs. Longfield and Malek) have elected to participate in the 1994 Plan for the 1999 fiscal year. The amount of compensation that will accrue to such participating directors is not currently determinable.

    In addition, pursuant to the 1994 Plan, eligible non-employee directors will be granted options to purchase 5,000 shares of Common Stock on their date of initial election and will be granted options to purchase 1,000 shares on the date of election in subsequent calendar years. Pursuant to the 1994 Plan, on September 15, 1997, each non-employee director was granted options to purchase 1,000 shares of Common Stock for $33.88 per share.


            COMPENSATION/KEY EXECUTIVE STOCK OPTION PLAN COMMITTEE
                       REPORT ON EXECUTIVE COMPENSATION

    The compensation philosophy of Manor Care, Inc. (the "Company") is to be competitive with the leading service companies and selected direct competitors in the marketplace, to attract, retain and motivate a highly qualified workforce, and to provide career opportunities. The Company uses various compensation surveys, primarily conducted and evaluated by independent consultants, to provide data to support the development of competitive compensation plans which reinforce this philosophy. Summary data on service companies of similar size participating in each survey are utilized as the basis for the evaluations along with comparable data from peer group companies. This is the same philosophy applied by the Compensation/Key Executive Stock Option Plan Committee and the Compensation/Key Executive Stock Option Plan Committee No. 2 ("Committee No. 2") of the Board of Directors (collectively, the "Committee") in determining compensation for the CEO and executive officers. In evaluating the CEO's performance, the Committee, in addition to financial performance, considers factors important to the Company such as ethical business conduct, progress against the Company's strategic plan objectives, management succession planning, customer service satisfaction and the general overall perception of the Company by financial leaders and customers.

    The Committee is responsible for setting and administering the policies which govern executive compensation and the stock based programs of the Company. The members of the Committee are Messrs. Robertson (Chairman), Bainum (not a member of Committee No. 2), Longfield (not a member of Committee No. 2) and Malek. Mr. Bainum served as Chairman and CEO of the Company prior to March
1987.

    Compensation of the Company's officers is reviewed annually by the Committee. Changes proposed for these employees are evaluated and approved by the Committee on an individual basis.

    There are three components in the Company's executive compensation program:

    1.   Base salary
    2.   Cash bonus
    3.   Long-term incentive compensation

    The Committee continues to believe that compensation for the CEO and other executive officers should be weighted in favor of more "pay at risk" or "variable pay."

BASE SALARY

    Base salary is the only component that is not variable. Scope and complexity of the position as well as external market factors are used to determine base salary levels. The base salary practice is to target pay at the 55th percentile of the market range among the comparison group. Salary changes are based on guidelines established for all employees using individual performance to determine the change. Mr. Bainum, Jr.'s base salary paid in fiscal 1998 is shown under the heading "Salary" in the Summary Compensation Table.

CASH BONUS

    Awards under the Annual Cash Bonus Program for fiscal year 1998 were based on certain performance measurements consisting of return on beginning equity, business unit quality revenue and profit and customer satisfaction surveys of the business unit. These measurements were used to focus management's attention on customer services, financial results, profits and the effective use of Company assets. For fiscal year 1998, the performance measurements were met or exceeded.

LONG-TERM INCENTIVE COMPENSATION

    Long-term compensation has been established to:

    a.   Focus attention on the Company's and stockholders' long term goals;
    b.   Increase ownership and retention in the Company's stock.

    The Manor Care, Inc. 1995 Long-Term Incentive Plan ("Long-Term Incentive Plan") provides the Committee with the discretion to grant Restricted Shares, Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights or Performance Shares as it may determine to be desirable in order to recruit and retain management and to focus the optionees on the long term goals of the Company to be more closely aligned with the interests of stockholders. In July 1996, the Compensation Committee reviewed and approved a Stock Option Guidechart to be used to determine stock option awards for executives. The Stock Option Guidechart utilized a market based salary multiple based on performance of the Company.

    The Committee believes the Company has an overall compensation plan which fulfills current Company philosophy and, in addition, promotes increased stockholder value through performance-based compensation.

EXECUTIVE STOCK OWNERSHIP PROGRAM

    Effective June 1, 1995, the Company established an Executive Stock Ownership program for the Chairman and the officers who report directly to the Chairman. The program requires the relevant officers to own qualifying Common Stock as a condition of employment in order to ensure a direct relationship between such executives and the stockholders. The relevant officers will be required to reach and maintain ownership of a specified amount of Common Stock within five years from the effective date of the program, or upon the fifth anniversary of employment as Chairman or a direct report officer, whichever is later. The amount of shares of Common Stock required to be owned by each officer is determined by the beginning base salary times a multiple which varies from 2.5 to 6 depending upon the level of responsibility of the particular officer.

IMPACT OF INTERNAL REVENUE CODE SECTION 162(M)

    The Omnibus Budget Reconciliation Act of 1993 disallows, effective January 1, 1994, a federal income tax deduction for compensation, other than certain performance-based compensation, in excess of $1 million annually paid by the Company to any currently serving Named Officer identified in the Summary Compensation Table. Stock option awards under the Key Executive Stock Option Plan of 1969, which expired in 1993, and under the Key Executive Stock Option Plan of 1993, which has been terminated, qualify as performance-based compensation and are exempt from consideration for purposes of calculating the $1 million limit. With respect to the 1995 Long-Term Incentive Plan, appropriate steps have been and will continue to be taken to qualify awards made thereunder as performance-based compensation which are exempt from consideration for purposes of calculating the $1 million limit. No individual named in the Summary Compensation Table is likely to receive compensation, not including performance-based compensation, in fiscal 1999 which would be in excess of $1 million. The Committee intends to monitor the Company's compensation programs with respect to such laws.


            COMPENSATION/KEY EXECUTIVE STOCK OPTION PLAN COMMITTEE

                      Jerry E. Robertson, Ph.D., Chairman
               Stewart Bainum (not a member of Committee No. 2)
            William H. Longfield (not a member of Committee No. 2)
                               Frederic V. Malek

                     PERFORMANCE GRAPH-STOCKHOLDER RETURN

    The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock against the cumulative total return on the S&P Composite-500 Stock Index and a peer group selected by the Company for the five fiscal years ended May 31, 1998, assuming reinvestment of dividends.


                   COMPARISON OF FIVE YEAR CUMULATIVE RETURN
                AMONG MANOR CARE, INC., S&P 500 AND PEER GROUP

                             [GRAPH APPEARS HERE]


           Assumes $100 invested on June 1, 1993 in the Common Stock of Manor Care, Inc., the S&P500 Index and Peer Group Companies (weighted by market capitalization). Total return assumes reinvestment of dividends.

                                       1993  1994  1995  1996  1997  1998
                                       ----  ----  ----  ----  ----  ----
Manor Care, Inc.                       100   122   139   185   215   237
S&P 500                                100   104   125   161   208   272
Peer Group (Weighted Average)          100   126   134   161   183   192

    The Peer Group consists of eight other companies involved in the Company's lines of business. Seven of the companies are involved in ownership and operation of nursing homes: Beverly Enterprises, Inc., Integrated Health Services, Inc., Mariner Health Group, Inc., National HealthCare, L.P., Paragon Health Network, Inc., Sun Healthcare Group, Inc. and Vencor, Inc. One company, Omnicare, Inc., is involved in the institutional pharmacy business. Paragon Health Network, Inc., an owner and operator of nursing homes, has replaced GranCare Inc., which was in the Peer Group last year, due to the acquisition of GranCare Inc. by Paragon Health Network, Inc. in October 1997. Horizon/CMS Healthcare Corp. and Regency Health Services, which were in the Peer Group last year, were excluded this year because they were acquired in October 1997.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

    The following table sets forth as of August 10, 1998 the amount of the Company's Common Stock beneficially owned by (1) each director and nominee, (2) the chief executive officer and the four other most highly compensated executive officers, (3) all such executive officers and directors as a group, and (4) all persons who own beneficially more than 5% of the Company's Common Stock. Unless otherwise specified, the address for each of them is 11555 Darnestown Road, Gaithersburg, Maryland 20878.

                                                          Percent
          Name of Beneficial Owner           Total       of Class(1)
          ------------------------      ---------------  -----------
          Stewart Bainum                 10,174,503 (2)     15.59%
          Stewart Bainum, Jr.            15,346,903 (3)     23.52%
          Regina E. Herzlinger               13,929 (4)       *
          William H. Longfield               13,910 (5)       *
          Frederic V. Malek                   8,984 (6)       *
          Jerry E. Robertson                 24,783 (7)       *
          Kennett L. Simmons                  4,837 (8)       *
          Donald C. Tomasso                 225,714 (9)       *
          Joseph R. Buckley                 143,078 (10)      *
          James H. Rempe                     89,191 (11)      *
          Scott J. Van Hove                 157,714 (12)      *
          All Directors and Officers
            as a Group (11 persons)      20,632,014 (13)    31.62%
          Ronald Baron                   12,794,486 (14)    19.61%
          Barbara Bainum                  5,524,815 (15)     8.47%
          Bruce Bainum                    5,521,302 (15)     8.46%

________________________

* Less than 1% of class.

(1) Percentages are based on 63,720,035 shares outstanding on August 10, 1998 plus shares which would be issued upon the exercise of all options which are exercisable within 60 days thereafter.

(2) Includes 3,717,542 shares held directly or indirectly by the Stewart Bainum Declaration of Trust, the sole trustee of which is Mr. Bainum (the "SB Trust"); 904,473 shares owned by Bainum Associates Limited Partnership ("Bainum Associates"), and 1,099,190 shares owned by MC Investments Limited Partnership ("MC Investments"), each of which is a limited partnership in which the SB Trust is a limited partner and as such has the right to acquire at any time a number of shares equal in value to the liquidation preference of its limited partnership interest; 3,567,869 shares owned by Realty Investment Company, Inc. ("Realty Investment"), a real estate investment and management company in which Mr. Bainum and his wife have shared voting authority with other family members; and 79,305 shares held by the Commonweal Foundation of which Mr. Bainum is Chairman of the Board of Directors and has shared voting authority; 798,711 shares held by the Jane L. Bainum Declaration of Trust, the sole trustee of which is Mr. Bainum's wife; and 5,999 shares which Mr. Bainum has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998.

(3) Includes 5,417,761 shares owned by Bainum Associates and 4,415,250 shares owned by MC Investments, in both of which the Stewart Bainum, Jr. Declaration of Trust, the sole trustee of which is Stewart Bainum, Jr. (the "SB, Jr. Trust"), is managing general partner with the sole right to dispose of the shares. Authority to vote such shares is held by the voting general partner, Mr. B. Houston McCeney. Also includes 1,779,628 shares owned by Mid-Pines Associates, L.P. ("Mid-Pines"), in which the SB, Jr. Trust is managing general partner and has shared voting authority; 3,567,869 shares held by Realty Investment in which the SB, Jr. Trust has shared voting authority; and 164,000 shares which Mr. Bainum, Jr. has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998.

(4) Includes 6,845 shares which Professor Herzlinger has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998. Also includes 200 shares held by Professor Herzlinger's spouse as custodian for a minor.

(5) Includes 9,478 shares which Mr. Longfield has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998.

(6) Includes 5,999 shares which Mr. Malek has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998.

(7) Includes 13,500 shares held by the JJ Robertson Limited Partnership, of which Mr. Robertson and his wife are the general partners with shared voting authority; also includes 2,333 shares which Mr. Robertson has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998.

(8) Includes 3,159 shares which Mr. Simmons has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998.

(9) Includes 217,629 shares which Mr. Tomasso has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998.

(10) Includes 141,320 shares which Mr. Buckley has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998.

(11) Includes 38,082 shares which Mr. Rempe has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998.

(12) Includes 154,992 shares which Mr. Van Hove has the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998.

(13) Includes a total of 749,836 shares which the officers and directors included in the group have the right to acquire pursuant to stock options which are exercisable within 60 days after August 10, 1998. A total of 5,571,532 shares are counted in the total number of shares beneficially owned by both of Stewart Bainum and Stewart Bainum, Jr.; such shares are only counted once for purposes of this item.

(14) Includes 1,033,620 shares as to which Mr. Baron has sole voting and dispositive power, and 11,760,866 shares as to which Mr. Baron has shared voting and dispositive power; 880,000 shares as to which Baron Capital Group, Inc. ("BCG") has sole voting and dispositive power, and 11,760,866 shares as to which BCG has shared voting and dispositive power; 880,000 shares as to which Baron Capital Management, Inc. ("BCM"), a registered investment adviser, has sole voting and dispositive power, and 1,305,866 shares as to which BCM has shared voting and dispositive power; 10,455,000 shares as to which BAMCO, Inc., a registered investment adviser, has shared voting and dispositive power; and 9,730,000 shares as to which Baron Asset Fund, an investment company registered under the Investment Company Act of 1940, has shared voting and dispositive power. The business address of Mr. Baron and the foregoing entities is 767 Fifth Avenue, 24th Floor, New York, New York 10153. All of the foregoing information was reported in Amendment No. 11 to
     Schedule 13D dated February 24, 1998 filed by Mr. Baron and the foregoing entities.

(15) Includes 3,567,869 shares held by Realty Investment, 1,779,628 shares held by Mid-Pines, and 79,305 shares held by the Commonweal Foundation, in each of which Barbara Bainum and Bruce Bainum have shared voting authority.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------    -----------------------------------------------

CHOICE/SUNBURST AGREEMENTS

   On November 1, 1996, Manor Care spun off the shares of Choice Hotels International, Inc. ("Old Choice"). In October 1997, Old Choice changed its name to Sunburst Hospitality Corporation ("Sunburst") and spun off the shares of a corporation now named Choice Hotels International, Inc. ("Choice"). In November 1996, Manor Care entered into certain agreements with Old Choice/Sunburst, which agreements were amended in October 1997 to add Choice as an additional party thereto and as a guarantor of certain obligations of Sunburst.

   Stewart Bainum served as a director of Choice during the fiscal year ended May 31, 1998 and is Chairman of the Board of Sunburst. Stewart Bainum, Jr. is Chairman of the Board of Choice and served as Chairman of the Board of Sunburst during the fiscal year ended May 31, 1998. Mr. Bainum and Mr. Bainum, Jr. each own beneficially more than 10% of the outstanding common stock of both of Choice and Sunburst.

LEASE AGREEMENTS

   In connection with the spinoff by Manor Care of Sunburst, Manor Care and Sunburst entered into a lease agreement (the "Silver Spring Lease") with respect to the office complex in Silver Spring, Maryland at which Sunburst's principal executive offices are located. Sunburst leases from Manor Care for a period of 30 months certain office space (approximately 38% of the complex initially, with provisions to allow Sunburst to use additional square footage as needed) at a monthly rental rate equal to one-twelfth of the operating expenses (as defined therein) of the complex, net of third party rental income paid to Manor Care by other tenants of the complex, less a pro rata portion of the operating expenses attributable to the space occupied by Manor Care (initially approximately 29% of the complex; 0% as of May 31, 1998). Operating expenses include all of the costs associated with operating and maintaining the complex including, without limitation, supplies and materials used to maintain the complex, wages and salaries of employees who operate the complex, insurance for the complex, costs of repairs and capital improvements to the complex, the fees of the property manager (which may be Manor Care), costs and expenses associated with leasing space at the complex and renovating space rented to tenants, costs of environmental inspection, testing or cleanup, principal and interest payable on indebtedness secured by mortgages against the complex, or any portion thereof, and charges for utilities, taxes and facilities services.

   Sunburst and Manor Care also entered into (i) a sublease agreement with respect to certain office space in Gaithersburg, Maryland (the "Gaithersburg Lease") pursuant to which Sunburst is obligated to rent from Manor Care, on terms similar to the Silver Spring Lease, certain additional space as such space becomes available during the 30 month period commencing November 1, 1996, and
(ii) a sublease agreement with respect to the Comfort Inn N.W., Pikesville, Maryland, pursuant to which Sunburst subleases the property from Manor Care on the same terms and conditions that govern Manor Care's rights and interests under the lease relating to such property.

   During the fiscal year ended May 31, 1998, Manor Care charged Sunburst a total of approximately $5.05 million under the Silver Spring Lease and the Gaithersburg Lease. Manor Care has now sold all three of the office buildings covered by the Silver Spring Lease.

LOAN AGREEMENT

   On November 1, 1996, Sunburst and a subsidiary of Manor Care entered into a loan agreement governing the repayment by Sunburst of an aggregate of $225.7 million previously advanced by Manor Care to Sunburst. On April 23, 1997, Sunburst prepaid approximately $110 million of the principal amount of the loan. Sunburst made a yield maintenance payment of approximately $1.9 million to Manor Care as a result of such prepayment. On October 15, 1997, Sunburst repaid the entire outstanding balance of the loan (approximately $115.7 million).

CORPORATE SERVICES AGREEMENT

   Sunburst, Choice and Manor Care entered into the Corporate Services Agreement under which Manor Care provides certain corporate services, including administrative, corporate travel, payroll, accounting, information technology, telecommunications systems, and facilities services on a time and materials and/or fixed fee basis. In the fiscal year ended May 31, 1998, Manor Care charged Choice and Sunburst a total of approximately $1.7 million for such services. In addition Manor Care provides certain consulting services to Sunburst under the Corporate Services Agreement for a fixed annual fee of $1 million. The term of the Corporate Services Agreement runs until April 30, 1999, provided that Sunburst or Choice may terminate any services provided thereunder, other than the Consulting Services, at any time upon 60 days prior written notice.

RISK MANAGEMENT CONSULTING SERVICES

   Pursuant to the Risk Management Consulting Services Agreements between Manor Care, Sunburst and Choice, Manor Care provided Sunburst and Choice with risk management consulting services during the fiscal year ended May 31, 1998 for an annual fee of $394,200 and $43,800, respectively. The term of each of the agreements runs until April 30, 1999, provided that any party may terminate its agreement at any time upon 60 days prior written notice.

TIME SHARING AGREEMENT

   Manor Care, Sunburst and Choice were parties to a Time Sharing Agreement pursuant to which Sunburst and Choice were entitled to lease Manor Care's corporate aircraft. For fiscal year 1998, Sunburst and Choice paid a total of $204,981 for aircraft usage under the Time Sharing Agreement. The term of the agreement runs until April 30, 1999, provided that any party may terminate its obligations under the agreement at any time upon 60 days prior written notice. Manor Care terminated the Time Sharing Agreement with respect to Sunburst in March 1998.

   In the opinion of management, the foregoing transactions were on terms at least as advantageous to the Company as could have been obtained from non-affiliated persons.

   In addition, during the fiscal year ended May 31, 1998, Manor Care purchased from vendors, in connection with the Company's Employee Purchase Program, home furnishings and other personal property with a net cost of approximately $316,000 on behalf of Stewart Bainum, Jr. Mr. Bainum, Jr. reimbursed the Company in full in May 1998, and, in accordance with Manor Care's standard policy, paid an administrative fee to the Company.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  ----------------------------------------------------------------


    (a)   Financial Statement Schedules

               Report of Independent Public Accountants

               Schedule II - Valuation and Qualifying Accounts


    (b)   Exhibits


        2.1  -   Amended and Restated Agreement and Plan of Merger among Manor
                 Care, Inc., Health Care and Retirement Corporation and Catera
                 Acquisition Corp.

        3.1  -   Articles of Incorporation, as amended. Exhibit 3.1 to Form 10-Q for the quarter ended August 31, 1994 is incorporated herein by reference.

        3.2  -   By-Laws, as amended. Exhibit 3.2 to Form 10-K for the year ended May 31, 1988 is incorporated herein by reference.

        4.1 - Indenture dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee. Exhibit 4.1 to Form 8-K dated June 4, 1996 is incorporated herein by reference.

        4.2 - Supplemental Indentures dated as of June 4, 1996 between Manor Care, Inc. and Wilmington Trust Company, Trustee. Exhibit 4.2 to Form 8-K dated June 4, 1996 is incorporated herein by reference.

        4.3 - Indenture dated as of November 22, 1996 between Manor Care, Inc. and Chase Manhattan Bank. Exhibit 4.1 to Report on Form 8-K dated November 22, 1996 is incorporated herein by reference.

        4.4 - Rights Agreement, dated as of February 25, 1998, between Manor Care, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to Manor Care's Report on Form 8-K filed March 12, 1998).

        4.5 - Amendment to Rights Agreement between Manor Care, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated June 10, 1998 (incorporated by reference to Exhibit 4.2 to Manor Care's Report on Form 8-K filed June 16, 1998).

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

     10.10 - Amended and Restated Competitive Advance and Multi-Currency Revolving Credit Facility Agreement dated as of November 30, 1994, as amended and restated as of September 6, 1996 between Manor Care, Inc. and Chase Manhattan Bank. Exhibit 10.1 to the Report on Form 8-K dated November 5, 1996 is incorporated herein by reference.

     10.11 -     Manor Care Severance Plan for Selected Employees

     10.12 - Noncompetition Agreement made as of June 10, 1998 among Manor Care, HCR and Stewart Bainum, Jr.

     10.13 - Retention Agreement made as of June 10, 1998 among Manor Care, HCR and Stewart Bainum, Jr.

     10.14 - Employment Agreement made as of June 10, 1998 among Manor Care, HCR and Margarita A. Schoendorfer.

     10.15 - Employment Agreement made as of June 10, 1998 among Manor Care, HCR and Leigh C. Comas.

     10.16 - Employment Agreement made as of June 10, 1998 among Manor Care, HCR and Joseph R. Buckley.

     10.17 - Employment Agreement made as of October 27, 1997 between Manor Care and James H. Rempe.

     10.18 - Amendment to Employment Agreement made as of June 10, 1998 among Manor Care, HCR and James H. Rempe.

       21  -     Subsidiaries of the Registrant.

       23  -     Consent of Independent Public Accountants.

       27  -     Financial Data Schedule.

  (c)  Reports on Form 8-K.

       Manor Care filed a report on Form 8-K on March 12, 1998 to report under
       Item 5 thereof the adoption of Manor Care's Shareholder Rights Plan.

       Manor Care filed a report on Form 8-K on June 16, 1998 to report under
       Item 5 thereof the execution of the Merger Agreement and the issuance of a joint press release by Manor Care and HCR relating thereto, as well as the amendment of Manor Care's Shareholder Rights Plan in connection therewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date:  August 17, 1998                      MANOR CARE, INC.


                                              By:/s/ James H. Rempe
                                                 -------------------------------
                                                 James H. Rempe
                                                 Senior Vice President,
                                                 General Counsel & Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                       Date
---------                            -----                       ----

/s/ Stewart Bainum, Jr.              Chairman, Director,         August 17, 1998
----------------------------
Stewart Bainum, Jr.                  President and Chief
                                     Executive Officer

/s/ Stewart Bainum                   Vice Chairman               August 17, 1998
----------------------------
Stewart Bainum                       and Director

/s/ Kennett L. Simmons               Director                    August 17, 1998
----------------------------
Kennett L. Simmons

/s/ Regina E. Herzlinger             Director                    August 17, 1998
----------------------------
Regina E. Herzlinger

/s/ William H. Longfield             Director                    August 17, 1998
----------------------------
William H. Longfield

/s/ Frederic V. Malek                Director                    August 17, 1998
----------------------------
Frederic V. Malek

/s/ Jerry E. Robertson               Director                    August 13, 1998
----------------------------
Jerry E. Robertson

/s/ Margarita Schoendorfer           Vice President-             August 17, 1998
----------------------------
Margarita Schoendorfer               Corporate Controller

                                                                     Schedule II


                       MANOR CARE, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands of dollars)

                                   Balance at      Charged to                                     Balance at
                                   Beginning       Profit                                            End
Description                        of Period       and Loss      Other           Write-offs       of Period
-----------                        ---------       --------      -----           -----------      ----------
Year ended May 31, 1998
Allowance for doubtful accounts    $36,621         $26,189       $- 0 -          $(32,206)        $30,604

Year ended May 31, 1997
Allowance for doubtful accounts    $22,148         $15,930       $- 0 -          $( 1,457)        $36,621

Year ended May 31, 1996
Allowance for doubtful accounts    $17,419         $13,778       $ 1,030/(A)/    $(10,079)        $22,148

/(A)/Represents reserves of acquired companies.

      __________________________________________________________________
      __________________________________________________________________



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   ________



                                   EXHIBITS

                                      to

                                   FORM 10-K


                           Annual Report Pursuant to
                          Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    for the Fiscal Year Ended May 31, 1998



                                   ________


                               MANOR CARE, INC.



      __________________________________________________________________
      __________________________________________________________________

                                 EXHIBIT INDEX
                                 -------------



    2.1 - Amended and Restated Agreement and Plan of Merger among Manor Care, Inc., Health Care and Retirement Corporation and Catera Acquisition Corp.

  10.11 -   Manor Care Severance Plan for Selected Employees

  10.12 - Noncompetition Agreement made as of June 10, 1998 among Manor Care, HCR and Stewart Bainum, Jr.

  10.13 - Retention Agreement made as of June 10, 1998 among Manor Care, HCR and Stewart Bainum, Jr.

  10.14 - Employment Agreement made as of June 10, 1998 among Manor Care, HCR and Margarita A. Schoendorfer.

  10.15 - Employment Agreement made as of June 10, 1998 among Manor Care, HCR and Leigh C. Comas.

  10.16 - Employment Agreement made as of June 10, 1998 among Manor Care, HCR and Joseph R. Buckley.

  10.17 - Employment Agreement made as of October 27, 1997 between Manor Care and James H. Rempe

  10.18 - Amendment to Employment Agreement made as of June 10, 1998 among Manor Care, HCR and James H. Rempe.

    21 -    Subsidiaries of the Registrant.

    23 -    Consent of Independent Public Accountants.

    27 -    Financial Data Schedule.